Form 10-Q
period 2021-06-30
Digital Transformation Opportunities Corp.
filed 2021-08-24
CIK 1839998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 23, 2021, 33,350,000 shares of Class A common stock, par value $0.0001 per share, and 8,337,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$947,660	$—
Prepaid Expenses	500,914	—
Total current assets	1,448,574	—

Deferred offering costs	—	9,572
Other noncurrent assets	318,468	—
Cash and securities held in Trust Account	333,505,117	—
Total Assets	$335,272,159	$9,572

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$97,018	$10,406
Total current liabilities	97,018	10,406
Deferred underwriting fee	11,672,500	—
Warrant liability	13,568,361	—
Total liabilities	25,337,879	10,406

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 30,493,428 and no shares at redemption value, at June 30, 2021 and December 31, 2020, respectively	304,934,279	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,856,572 and 0 shares issued and outstanding (excluding 30,493,428 and no shares subject to possible redemption, respectively) at June 30, 2021 and December 31, 2020, respectively	286	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,337,500 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	834	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	4,998,881	(834)
Total stockholders’ equity (deficit)	5,000,001	(834)
Total Liabilities and Stockholders’ Equity	$335,272,159	$9,572

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021
Formation and operating costs	$217,219	$292,748
Loss from Operations	(217,219)	(292,748)

Other income (expense):
Interest income	5,117	5,117
Offering costs allocated to warrants	—	(659,746)
Change in fair value of warrant liability	6,328,212	6,653,909
Total other income (expense)	6,333,329	5,999,280

Net income	$6,116,110	$5,706,532

Weighted average shares outstanding, Class A common stock subject to possible redemption	29,888,537	29,883,648
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—
Weighted average shares outstanding, Non-redeemable common stock	11,798,963	10,245,561
Basic and diluted net income per share, Non-redeemable common stock	$0.52	0.56

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Common stock		Common stock		Paid-in	(Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	—	$—	$—	$(834)	$(834)

Issuance of common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of 33,350,000 Units, net of offering expenses and fair value of public warrants	33,350,000	3,335	—	—	303,613,367	—	303,616,702

Excess of cash received over fair value of private placement warrants	—	—	—	—	586,880	—	586,880

Forfeiture of common stock by Sponsor	—	—	(287,500)	(29)	29	—	—

Net loss	—	—	—	—	—	(409,578)	(409,578)

Initial value of common stock subject to possible redemption	(29,860,329)	(2,986)	—	—	(298,600,304)	—	(298,603,290)

Change in common stock subject to possible redemption	(21,487)	(2)	—	—	(214,868)	—	(214,870)

Balance as of March 31, 2021	3,468,184	$347	8,337,500	$834	$5,409,241	$(410,412)	$5,000,010

Net income						6,116,110	6,116,110

Change in common stock subject to possible redemption	(611,612)	(61)	—	—	(6,116,058)	—	(6,116,119)

Reclassification of deficit to retained earnings	—	—	—	—	706,817	(706,817)	—

Balance as of June 30, 2021	2,856,572	$286	8,337,500	$834	$—	$4,998,881	$5,000,001

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$5,706,532
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,117)
Offering costs allocated to warrants	659,746
Change in fair value of warrant liability	(6,653,909)
Changes in operating assets and liabilities:
Prepaid assets	(819,382)
Accrued expenses	26,184
Net cash used in operating activities	(1,085,946)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(333,500,000)
Net cash used in investing activities	(333,500,000)

Cash Flows from Financing Activities:
Proceed from sale of Class B common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discount	326,830,000
Proceeds from issuance of Private Placement Warrants	9,170,000
Proceeds from promissory note – related party	212,215
Repayment of promissory note – related party	(212,215)
Payment of offering costs	(491,394)
Net cash provided by financing activities	335,533,606
Net change in cash	947,660
Cash, beginning of period	—
Cash, end of the period	$947,660

Supplemental disclosure of cash flow information:
Initial classification of common stock subject to possible redemption	$298,603,290
Change in common stock subject to possible redemption	$6,330,989
Initial classification of warrant liability	$20,222,270
Deferred underwriters’ discount payable charged to additional paid-in capital	$11,672,500

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the IPO on March 12, 2021, $333,500,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations and to pay up to $100,000 in dissolution expenses, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any shares of the Company’s Class A common stock sold in the IPO (the “public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO or during any Extension Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have priority over the claims of the Company's public stockholders. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.9 million in its operating bank account, and working capital of approximately $1.4 million.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the IPO proceeds (see Note 6).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 2020 and for the period from November 17, 2020 (inception) through December 31, 2020 included in the registration statement on Form S-1/A as filed with the SEC on March 1, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity", and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, "Fair Value Measurement", with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only "major" tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception.

These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period ended June 30, 2021.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 14,450,833 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$5,117	$5,117
Less: Company portion available to pay taxes	(5,117)	(5,117)
Net income allocable to shares subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	29,888,537	29,883,648
Basic and diluted net income per share	$—	$—
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss Minus Net Earnings
Net income	$6,116,110	$5,706,532
Less: Income allocable to common stock subject to possible redemption	—	—
Non-Redeemable net income	$6,116,110	$5,706,532
Weighted average shares outstanding, basic and diluted	11,798,963	10,245,561
Basic and diluted net income per common share	$0.52	$0.56

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

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

On March 9, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, and 150,000 Founder Shares to Kyle Francis, the Company’s Chief Financial Officer, as an inducement to serve as Officer and directors of the Company, for a sales price of $0.003 per share, or an aggregate of $675 (the “purchase price”).  The transferred shares shall vest upon the Company consummating an initial business combination. In the event that a recipient ceases to serves as either Officer or directors prior to the vesting date, the Sponsor has the option to repurchase the shares at the purchase price. The fair value of the transferred shares at March 9, 2021, was estimated using a Monte Carlo simulation model to be approximately $1.6 million in the aggregate. The Company will record the fair value of the transferred shares as Officer and director compensation expense upon consummation of an initial business combination, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation”, which requires deferral of the expense recognition until after the performance condition is achieved, if the performance condition is a business combination or similar liquidity event. The transferred shares have the same terms and restrictions as the Founder Shares held by the Sponsor.

The Sponsor and each of the officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of this the IPO or (B) with respect to any other material provisions relating to stockholder’s rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of this the IPO or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the amended and restated certificate of incorporation (an “Extension Period”), and (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.

With certain limited exceptions, the Founder Shares will not be transferable or assignable by until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 2,856,572 and 0 shares issued and outstanding, excluding 30,493,428 and no shares subject to possible redemption, respectively.

Class B Common Stock— The Company is authorized to issue a total of 20,000,000 shares pf Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 8,337,500 and 0 shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$333,505,117	$333,505,117	$—	$—
Liabilities:
Public Warrants Liability	$7,770,550	7,770,550	—	$—
Private Placement Warrants Liability	5,797,811	—	—	5,797,811
	$13,568,361	$7,770,550	$—	$5,797,811

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 12, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on June 30, 2021 using a Monto Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at June 30, 2021 due to the use of unobservable inputs. As of June 30, 2021, the Public Warrant were trading separately from the Units, and the quoted market price was used to establish fair value, and the Public Warrants transferred to Level 1.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair Value as of January 1, 2021	$—
Initial measurement on March 12, 2021	20,222,270
Change in valuation as of March 31, 2021	(325,697)
Fair Value as of March 31, 2021	19,896,573
Change in valuation as of June 30, 2021	(6,328,212)
Transfer of public warrants to Level 1	(7,770,550)
Fair Value as of June 30, 2021	$5,797,811

The key inputs into the Monte Carlo simulation as of March 12, 2021 and June 30, 2021 were as follows:

	(Initial Measurement)
	March 12, 2021	June 30, 2021
Inputs
Probability of completing a business combination	85%	85%
Risk-free interest rate	1.17%	1.06%
Expected term remaining (years)	6.43	6.13
Expected volatility	24.3%	17.9%
Stock price	$9.924	$9.74

Note 9 — Subsequent Events

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

Results of Operations

For the six months ended June 30, 2021, we had a net income of approximately $5.7 million, which included a loss from operations of $0.29 million, offering cost expense allocated to warrants of $0.66 million, and entirely offset by a gain from the change in fair value of warrant liabilities of $6.6 million. Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.9 million in our operating bank account and working capital of approximately $1.4 million.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor for borrowings of up to $300,000, which was fully repaid on March 12, 2021 from the proceeds of the IPO. Subsequent to the consummation of the IPO, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events described above with respect to the warrant liability accounting, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with the IPO.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of August, 2021.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

By:	/s/ Kevin Nazemi
Name:	Kevin Nazemi
Title:	Chief Executive Officer