Form 10-Q
period 2021-09-30
Digital Transformation Opportunities Corp.
filed 2021-11-22
CIK 1839998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, 33,350,000 shares of Class A common stock, par value $0.0001 per share, and 8,337,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$882,897	$—
Prepaid Expenses	484,176	—
Total current assets	1,367,073	—

Deferred offering costs	—	9,572
Other noncurrent assets	202,661	—
Cash and securities held in Trust Account	333,511,971	—
Total Assets	$335,081,705	$9,572

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$296,618	$10,406
Total current liabilities	296,618	10,406
Deferred underwriting fee	11,672,500	—
Warrant liability	9,923,402	—
Total liabilities	21,892,520	10,406

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 33,350,000 and no shares at redemption value, at September 30, 2021 and December 31, 2020, respectively	333,500,000	—

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 33,350,000 shares and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,337,500 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	834	—
Additional paid-in capital	—	—
Accumulated deficit	(20,311,649)	(834)
Total stockholders' deficit	(20,310,815)	(834)
Total Liabilities and Stockholders' Deficit	$335,081,705	$9,572

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2021	2021
Formation and operating costs	$396,908	$689,656
Loss from Operations	(396,908)	(689,656)

Other income (expense):
Interest income	6,854	11,971
Offering costs allocated to warrants	—	(659,746)
Change in fair value of warrant liability	3,644,959	10,298,868
Total other income	3,651,813	9,651,093

Net income	$3,254,905	$8,961,437

Weighted average shares outstanding, Class A common stock	33,350,000	25,325,940
Basic and diluted net income per share, Class A common stock	$0.08	$0.27
Weighted average shares outstanding, Class B common stock	8,337,500	7,899,908
Basic and diluted net income per share, Class B common stock	$0.08	$0.27

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$(834)	$(834)

Issuance of common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Excess of cash received over fair value of private placement warrants	—	—	—	—	586,880	—	586,880

Forfeiture of common stock by Sponsor	—	—	(287,500)	(29)	29	—	—

Net loss	—	—	—	—	—	(409,578)	(409,578)

Accretion of common stock subject to possible redemption	—	—	—	—	(611,046)	(29,272,252)	(29,883,298)

Balance as of March 31, 2021 as restated	—	$—	8,337,500	$834	$—	$(29,682,664)	$(29,681,830)

Net income	—	—	—	—	—	6,116,110	6,116,110

Balance as of June 30, 2021 as restated	—	$—	8,337,500	$834	$—	$(23,566,554)	$(23,565,720)

Net income	—	—	—	—	—	3,254,905	3,254,905

Balance as of September 30, 2021	—	$—	8,337,500	$834	$—	$(20,311,649)	$(20,310,815)

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$8,961,437
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,971)
Offering costs allocated to warrants	659,746
Change in fair value of warrant liability	(10,298,868)
Changes in operating assets and liabilities:
Prepaid assets	(686,837)
Accrued expenses	225,784
Net cash used in operating activities	(1,150,709)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(333,500,000)
Net cash used in investing activities	(333,500,000)

Cash Flows from Financing Activities:
Proceed from sale of Class B common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discount	326,830,000
Proceeds from issuance of Private Placement Warrants	9,170,000
Proceeds from promissory note – related party	212,215
Repayment of promissory note – related party	(212,215)
Payment of offering costs	(491,394)
Net cash provided by financing activities	335,533,606
Net change in cash	882,897
Cash, beginning of period	—
Cash, end of the period	$882,897

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	$11,672,500

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2021. On March 12, 2021, the Company consummated the IPO of 33,350,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included 3,350,000 Units as a result of the underwriter’s partial exercise of its option to purchase up to 4,500,000 additional Units, at $10.00 per Unit, generating gross proceeds of $333,500,000, which is discussed in Note 4. Each Unit consists of one share of common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,113,333 Private Placement Warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Digital Transformation Sponsor LLC (the “Sponsor”), generating gross proceeds of $9,170,000, which is discussed in Note 5.

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

The Company has until 24 months from the closing of the IPO on March 12, 2021 to complete an initial Business Combination (the “Combination Period”). However, if the Company is unable to complete its initial Business Combination within the Combination Period or during any Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and each of the officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 6) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of this the IPO or (B) with respect to any other material provisions relating to stockholder’s rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of this the IPO or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend the amended and restated certificate of incorporation (an “Extension Period”), and (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.9 million in its operating bank account, and working capital of approximately $1.1 million.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 7) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the IPO proceeds (see Note 7). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impacts to the balance sheets as of March 12, 2021, March 31, 2021 and June 30, 2021 and the statements of operations for the three months ended March 31, 2021, and the three and six months ended June 30, 2021 are presented below:

	As		As
	Reported	Adjustment	Restated
Balance Sheet as of March 12, 2021 (as revised in footnote 2 of form 10Q filed on May 21, 2021)
Common Stock subject to possible redemption ($)	$298,603,290	$34,896,710	$333,500,000

Class A common stock, $0.0001 par value	349	(349)	—
Class B common stock, $0.0001 par value	863	—	863
Additional Paid in Capital	5,691,637	(5,691,637)	—
Accumulated Deficit	(692,847)	(29,204,724)	(29,897,571)
Total Stockholders' Equity (Deficit)	$5,000,002	$(34,896,710)	$(29,896,708)
Number of shares subject to redemption	29,860,329	3,489,671	33,350,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 21, 2021)
Common Stock subject to possible redemption ($)	$298,818,160	$34,681,840	$333,500,000

Class A common stock, $0.0001 par value	347	(347)	—
Class B common stock, $0.0001 par value	834	—	863
Additional Paid in Capital	5,409,241	(5,409,241)	—
Accumulated Deficit	(410,412)	(29,272,252)	(29,682,664)
Total Stockholders' Equity (Deficit)	$5,000,010	$(34,681,840)	$(29,681,830)
Number of shares subject to redemption	29,881,816	3,468,184	33,350,000

Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 (per form 10-Q filed on May 21, 2021)

Sale of 33,350,000 Units, net of offering expenses and fair value of public warrants	$303,616,702	(303,616,702)	—
Initial value of common stock subject to possible redemption	(298,603,290)	298,602,290	—
Change in common stock subject to possible redemption	(214,870)	214,870	—
Accretion of common stock subject to possible redemption	—	(29,883,298)	(29,883,298)

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 21, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	29,861,403	(22,820,847)	7,040,556
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$(0.03)	$(0.03)
Weighted average shares outstanding, non-redeemable common stock	8,542,433	(1,532,294)	7,010,139
Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$0.02	$(0.03)

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 23, 2021)
Common Stock subject to possible redemption ($)	$304,934,279	$28,565,721	$333,500,000

Class A common stock, $0.0001 par value	286	(286)	—
Class B common stock, $0.0001 par value	834	—	834
Additional Paid in Capital	—	—	—
Accumulated Deficit	4,998,881	(28,565,435)	(23,566,554)
Total Stockholders' Equity (Deficit)	$5,000,001	$(28,565,721)	$(23,565,720)
Number of shares subject to redemption	30,493,428	2,856,572	33,350,000

Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 (per form 10-Q filed on August 23, 2021)
Change in common stock subject to possible redemption	(6,116,119)	6,116,119	—

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 23, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	29,888,537	3,461,463	33,350,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.15	$0.15
Weighted average shares outstanding, non-redeemable common stock	11,798,963	(3,461,463)	8,337,500
Basic and diluted net income per share, non-redeemable common stock	$0.52	$(0.37)	$0.15

Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 23, 2021)
Weighted average shares outstanding, Class A common stock subject to possible redemption	29,883,648	(9,615,692)	20,267,956
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.20	$0.20
Weighted average shares outstanding, non-redeemable common stock	10,245,561	(2,568,075)	7,677,486
Basic and diluted net income per share, non-redeemable common stock	$0.56	$(0.36)	$0.20

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 2020 and for the period from November 17, 2020 (inception) through December 31, 2020 included in the registration statement on Form S-1/A as filed with the SEC on March 1, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (which are discussed in Note 4, Note 5 and Note 9) in accordance with ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity", and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, "Fair Value Measurement", with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Common Stock Subject to Possible Redemption

All of the 33,350,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only "major" tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception.

These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period ended September 30, 2021.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 14,450,833 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of net income that is allocable to each class of common stock. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per common share is calculated as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021
Class A Common Stock
Numerator: Net income allocable to Class A common stock	$2,603,924	$6,830,730
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	33,350,000	25,325,940
Basic and diluted net income per share	$0.08	$0.27
Class B Common Stock
Numerator: Net income allocable to Class B common stock	$650,981	$2,130,707
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	8,337,500	7,899,908
Basic and diluted net income per common share	$0.08	$0.27

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On March 9, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, and 150,000 Founder Shares to Kyle Francis, the Company’s Chief Financial Officer, as an inducement to serve as Officer and directors of the Company, for a sales price of $0.003 per share, or an aggregate of $450 (the “purchase price”). The transferred shares shall vest upon the Company consummating an initial business combination. In the event that a recipient ceases to serves as either Officer or directors prior to the vesting date, the Sponsor has the option to repurchase the shares at the purchase price. The fair value of the transferred shares at March 9, 2021, was estimated using a Monte Carlo simulation model to be approximately $1.6 million in the aggregate. The Company will record the fair value of the transferred shares as Officer and director compensation expense upon consummation of an initial business combination, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation”, which requires deferral of the expense recognition until after the performance condition is achieved, if the performance condition is a business combination or similar liquidity event. The transferred shares have the same terms and restrictions as the Founder Shares held by the Sponsor.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021, no Working Capital Loans were outstanding.

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

Note 8 — Stockholders’ Equity

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 33,350,000 and 0 shares issued and outstanding, including 33,350,000 and no shares subject to possible redemption, respectively.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 8,337,500 and 0 shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$333,511,971	$333,511,971	$—	$—
Liabilities:
Public Warrants Liability	$5,710,354	5,710,354	—	$—
Private Placement Warrants Liability	4,213,048	—	—	4,213,048
	$9,923,402	$5,710,354	$—	$4,213,048

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 12, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on September 30, 2021 using a Monto Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at September 30, 2021 due to the use of unobservable inputs. As of April 30, 2021, the Public Warrant were trading separately from the Units, and the quoted market price was used to establish fair value, and the Public Warrants transferred to Level 1.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair Value as of January 1, 2021	$—
Initial measurement on March 12, 2021	20,222,270
Change in valuation as of March 31, 2021	(325,697)
Fair Value as of March 31, 2021	19,896,573
Change in valuation as of June 30, 2021	(6,328,212)
Transfer of public warrants to Level 1	(7,770,550)
Fair Value as of June 30, 2021	$5,797,811
Change in valuation as of September 30, 2021	(1,584,763)
Fair Value as of September 30, 2021	$4,213,048

The key inputs into the Monte Carlo simulation as of March 12, 2021 and September 30, 2021 were as follows:

	(Initial Measurement)
	March 12, 2021	September 30, 2021
Inputs
Probability of completing a business combination	85%	85%
Risk-free interest rate	1.17%	1.13%
Expected term remaining (years)	6.43	5.87
Expected volatility	24.3%	13.6%
Stock price	$9.924	$9.70

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

Results of Operations

For the nine months ended September 30, 2021, we had a net income of approximately $9.0 million, which included a loss from operations of $0.69 million, offering cost expense allocated to warrants of $0.66 million, and entirely offset by a gain from the change in fair value of warrant liabilities of $10.3 million. Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.9 million in our operating bank account and working capital of approximately $1.1 million.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor for borrowings of up to $300,000, which was fully repaid on March 12, 2021 from the proceeds of the IPO. Subsequent to the consummation of the IPO, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

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

Common Stock Subject to Possible Redemption

All of the 33,350,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 14,450,833 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events described above with respect to the accounting for complex financial instruments, management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with the IPO.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Due solely to the accounting for complex financial instruments with respect to our common stock subject to redemption, we identified a material weakness in our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2021.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

By:	/s/ Kevin Nazemi
Name:	Kevin Nazemi
Title:	Chief Executive Officer