Form 10-Q
period 2022-03-31
Digital Transformation Opportunities Corp.
filed 2022-05-17
CIK 1839998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

10485 NE 6th Street, Unit 3930 Bellevue, WA 98004
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

As of May 16, 2022, 33,350,000 shares of Class A common stock, par value $0.0001 per share, and 8,337,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

Table of Contents1

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$581,067	$803,309
Prepaid expenses	488,791	468,587
Total current assets	1,069,858	1,271,896

Other noncurrent assets	—	86,855
Cash and securities held in Trust Account	333,528,484	333,520,259
Total Assets	$334,598,342	$334,879,010

Liabilities, Redeemable Common Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$989,874	$1,028,468
Total current liabilities	989,874	1,028,468
Deferred underwriting fee	11,672,500	11,672,500
Warrant liability	5,791,808	9,555,575
Total liabilities	18,454,182	22,256,543

Commitments and Contingencies (see Note 6)

Class A Common Stock subject to possible redemption, 33,350,000 shares at redemption value of $10.00, at March 31, 2022 and December 31, 2021	333,500,000	333,500,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 33,350,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,337,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	834	834
Additional paid-in capital	—	—
Accumulated deficit	(17,356,674)	(20,878,367)
Total stockholders' deficit	(17,355,840)	(20,877,533)
Total Liabilities, Redeemable Common Stock and Stockholders' Deficit	$334,598,342	$334,879,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2022	2021
Formation and operating costs	$250,299	$75,529
Loss from Operations	(250,299)	(75,529)

Other income (expense):
Interest income	8,225	—
Offering costs allocated to warrants	—	(659,746)
Change in fair value of warrant liability	3,763,767	325,697
Total other income (loss)	3,771,992	(334,049)

Net income (loss)	$3,521,693	$(409,578)

Weighted average shares outstanding, Class A common stock	33,350,000	7,040,556
Basic and diluted net income (loss) per share, Class A common stock	$0.08	$(0.03)
Weighted average shares outstanding, Class B common stock	8,337,500	7,010,139
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,337,500	$834	$—	$(20,878,367)	$(20,877,533)
Net income	—	—	—	—	—	3,521,693	3,521,693
Balance as of December 31, 2021	—	$—	8,337,500	$834	$—	$(17,356,674)	$(17,355,840)

For the Three Months Ended March 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$(834)	$(834)
Issuance of common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	586,880	—	586,880
Forfeiture of common stock by Sponsor	—	—	(287,500)	(29)	29	—	—
Accretion of common stock subject to possible redemption	—	—	—	—	(611,046)	(29,272,252)	(29,883,298)
Net loss	—	—	—	—	—	(409,578)	(409,578)
Balance as of March 31, 2021	—	$—	8,337,500	$834	$—	$(29,682,664)	$(29,681,830)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,521,693	$(409,578)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,225)	—
Offering costs allocated to warrants	—	659,746
Change in fair value of warrant liability	(3,763,767)	(325,697)
Changes in operating assets and liabilities:
Prepaid assets	66,651	(959,433)
Accounts payable and accrued expenses	(38,594)	47,872
Net cash used in operating activities	(222,242)	(987,090)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(333,500,000)
Net cash used in investing activities	—	(333,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	326,830,000
Proceeds from issuance of Private Placement Warrants	—	9,170,000
Proceeds from promissory note – related party	—	212,215
Repayment of promissory note – related party	—	(212,215)
Payment of offering costs	—	(219,651)
Net cash provided by financing activities	—	335,805,349

Net Change in Cash	(222,242)	1,318,259
Cash, beginning of period	803,309	—
Cash, end of the period	$581,067	$1,318,259

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$11,672,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering ”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had cash of $581,067 and $803,309, respectively, and working capital of $79,984 and $243,428, respectively.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loan.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. Management has the option to address this uncertainty through working capital loans from the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors who may, but are not obligated to, loan the Company funds as may be required. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In addition, the Company has until March 12, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 13, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $581,067 and $803,309 in cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At March 31, 2022, and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources)

and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company's Class A common stock feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company's balance sheet.

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date were directly related to the Initial Public Offering.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

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

The Company's statements of operations apply the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common stock for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Reconciliation of Net Income (Loss) per Common Share

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

	For the Three Months	For the Three Months
	Ended March 31, 2022	Ended March 31, 2021
Class A Common Stock
Numerator: Net income (loss) allocable to Class A common stock	$2,817,354	$(205,232)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	33,350,000	7,040,556
Basic and diluted net income (loss) per share	$0.08	$(0.03)
Class B Common Stock
Numerator: Net income (loss) allocable to Class B common stock	$704,339	$(204,346)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	8,337,500	7,010,139
Basic and diluted net income (loss) per share	$0.08	$(0.03)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

With certain limited exceptions, the Founder Shares will not be transferable or assignable until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 33,350,000 shares issued and outstanding, including 33,350,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 8,337,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company's assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$333,528,484	$333,528,484	$—	$—
Liabilities:
Public Warrants Liability	$3,335,000	$3,335,000	$—	$—
Private Placement Warrants Liability	2,456,808	—	—	2,456,808
	$5,791,808	$3,335,000	$—	$2,456,808

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$333,520,259	$333,520,259	$—	$—
Liabilities:
Public Warrants Liability	$5,501,916	$5,501,916	$—	$—
Private Placement Warrants Liability	4,053,659	—	—	4,053,659
	$9,555,575	$5,501,916	$—	$4,053,659

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 12, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on March 31, 2022 and December 31, 2021 using a Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at March 31, 2022 and December 31, 2021 due to the use of unobservable inputs. As of April 30, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value, and the Public Warrants transferred to Level 1.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at March 12, 2021:

March 12, 2021
Inputs
Probability of completing a business combination	85%
Risk-free interest rate	1.17%
Expected term remaining (years)	6.43
Expected volatility	24.3%
Stock price	$9.92
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Private Warrants as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Inputs
Probability of completing a business combination	50%	85%
Risk-free interest rate	2.41%	1.34%
Expected term remaining (years)	5.78	5.85
Expected volatility	9.8%	11.5%
Stock price	$9.76	$9.75
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair Value as of January 1, 2021	$—
Initial measurement on March 12, 2021	20,222,270
Transfer of public warrants to Level 1	(7,770,550)
Change in valuation	(8,398,061)
Fair Value as of December 31, 2021	4,053,659
Change in valuation	(1,596,851)
Fair Value as of March 31, 2022	$2,456,808

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

Overview

We are a blank check company incorporated in Delaware on November 17, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Business Combination"). Our Sponsor is Digital Transformation Sponsor LLC, a Delaware limited liability company.

The registration statement for our initial public offering (the "Initial Public Offering") was declared effective on March 9, 2021. On March 12, 2021, we consummated the Initial Public Offering of 33,350,000 units (including 3,350,000 units issued to the Underwriters pursuant to the exercise in full of the over-allotment option granted to the Underwriters) ("Units" and, with respect to the Class A common stock included in the Units being offered, the "Public Shares"), at $10.00 per Unit, generating gross proceeds of $333.5 million, and incurring offering costs of approximately $18.9 million, inclusive of approximately $11.7 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement ("Private Placement") of 6,113,333 warrants at a price of $1.50 per warrant ("Private Placement Warrants" and, together with the warrants included in the Units, the "Warrants") to the Sponsor, generating gross proceeds of approximately $9.2 million.

Upon the closing of the Initial Public Offering and the Private Placement on March 12, 2021, $333.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account ("Trust Account") located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. "government securities," within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or March 12, 2021, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

For the three months ended March 31, 2022, we had a net income of approximately $3.52 million, which included a loss from operations of $0.25 million, and offset by a gain from the change in fair value of warrant liabilities of $3.76 million and interest income of $0.01 million. Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

For the three months ended March 31, 2021, we had a net loss of approximately $0.41 million, which included a loss from operations of $0.08 million, offering cost expense allocated to warrants of $0.66 million and offset by a gain from the change in fair value of warrant liabilities of $0.33 million.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $0.6 million in its operating bank account and working capital of approximately $0.1 million.

The Company's liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares (7,187,500 shares of Class B common stock) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds. Subsequent to the consummation of the Initial Public Offering, the Company's liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loan.

As of March 31, 2022 and December 31, 2021, the Company had cash of $581,067 and $803,309, respectively, and working capital of $79,984 and $243,428, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. Management has the option to address this uncertainty through working capital loans from the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors who may, but are not obligated to, loan the Company funds as may be required. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In addition, the Company has until March 12, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies and Estimates

This management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these   financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our   financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on March 11, 2021.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity" and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, "Fair Value Measurement", with changes in fair value recognized in the Statements of Operations in the period of change.

A critical accounting estimate made in our financial statements is the estimated fair value of our warrant liability. The fair value of the Company's financial assets and liabilities reflects management's estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Common Stock Subject to Possible Redemption

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company's liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company's second amended and restated certificate of incorporation. In accordance with SEC and its staff's guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders' equity section of the Company's balance sheets, respectively.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an "emerging growth company," whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and accounting officer, we conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, due to the previously reported material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company's management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.    Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of our Annual Report on Form 10-K filed with the SEC on April 13, 2022 (the “2021 Form 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate or complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●restrictions on the nature of our investments; and

●restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●registration as an investment company with the SEC;
●adoption of a specific form of corporate structure; and
●reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to March 12, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination prior to March 12, 2023 or during any extension period, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. However, if, (i) the 2022 Proposed Rules are adopted by the SEC, (ii) our stockholders vote to extend the time to complete our initial business combination, and (iii) we do not (x) file a report on Form 8-K with the SEC announcing that we have entered into an agreement with the target company (or companies) to engage in an initial business combination no later than September 9, 2022, and (y) consummate our initial business combination no later than March 9, 2023, there is a risk that we would be deemed to be an investment company and subject to the Investment Company Act. Further, if we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

The 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may receive only approximately $10.30 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May, 2022.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

By:	/s/ Kevin Nazemi
Name:	Kevin Nazemi
Title:	Chief Executive Officer