Form 10-Q
period 2022-06-30
Digital Transformation Opportunities Corp.
filed 2022-08-12
CIK 1839998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 33,350,000 shares of Class A common stock, par value $0.0001 per share, and 8,337,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$290,709	$803,309
Prepaid expenses	341,799	468,587
Total current assets	632,508	1,271,896

Other noncurrent assets	—	86,855
Cash and securities held in Trust Account	333,884,087	333,520,259
Total Assets	$334,516,595	$334,879,010

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accounts payable and accrued expenses	$850,880	$1,028,468
Total current liabilities	850,880	1,028,468
Deferred underwriting fee	11,672,500	11,672,500
Warrant liability	3,987,179	9,555,575
Total liabilities	16,510,559	22,256,543

Commitments and Contingencies (see Note 6)

Class A Common Stock subject to possible redemption, 33,350,000 shares at redemption value of $10.00, at June 30, 2022 and December 31, 2021	333,566,604	333,500,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 33,350,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,337,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	834	834
Additional paid-in capital	—	—
Accumulated deficit	(15,561,402)	(20,878,367)
Total stockholders’ deficit	(15,560,568)	(20,877,533)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$334,516,595	$334,879,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operating costs	$280,873	$217,219	$531,172	$292,748
Loss from Operations	(280,873)	(217,219)	(531,172)	(292,748)

Other income (expense):
Interest income	355,603	5,117	363,828	5,117
Offering costs allocated to warrants	—	—	—	(659,746)
Change in fair value of warrant liability	1,804,629	6,328,212	5,568,396	6,653,909
Total other income	2,160,232	6,333,329	5,932,224	5,999,280

Income before provision for income taxes	1,879,359	6,116,110	5,401,052	5,706,532
Provision for income taxes	(17,483)	—	(17,483)	—
Net Income	$1,861,876	$6,116,110	$5,383,569	$5,706,532

Weighted average shares outstanding, Class A common stock subject to possible redemption	33,350,000	33,350,000	33,350,000	20,267,956
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.04	$0.15	$0.13	$0.20
Weighted average shares outstanding, Class B common stock	8,337,500	8,337,500	8,337,500	7,677,486
Basic and diluted net income per share, Class B common stock	$0.04	$0.15	$0.13	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Six Months Ended June 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,337,500	$834	$—	$(20,878,367)	$(20,877,533)
Net income	—	—	—	—	—	3,521,693	3,521,693
Balance as March 31, 2022	—	$—	8,337,500	$834	$—	$(17,356,674)	$(17,355,840)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(66,604)	(66,604)
Net income	—	—	—	—	—	1,861,876	1,861,876
Balance as of June 30, 2022	—	$—	8,337,500	$834	$—	$(15,561,402)	$(15,560,568)

For the Three and Six Months Ended June 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$(834)	$(834)
Issuance of common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	586,880	—	586,880
Forfeiture of common stock by Sponsor	—	—	(287,500)	(29)	29	—	—
Accretion of common stock subject to possible redemption	—	—	—	—	(611,046)	(29,272,252)	(29,883,298)
Net loss	—	—	—	—	—	(409,578)	(409,578)
Balance as of March 31, 2021	—	$—	8,337,500	$834	$—	$(29,682,664)	$(29,681,830)
Net income	—	—	—	—	—	6,116,110	6,116,110
Balance as of June 30, 2021	—	$—	8,337,500	$834	$—	$(23,566,554)	$(23,565,720)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,383,569	$5,706,532
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(363,828)	(5,117)
Offering costs allocated to warrants	—	659,746
Change in fair value of warrant liability	(5,568,396)	(6,653,909)
Changes in operating assets and liabilities:
Prepaid assets	213,643	(819,382)
Accounts payable and accrued expenses	(177,588)	26,184
Net cash used in operating activities	(512,600)	(1,085,946)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(333,500,000)
Net cash used in investing activities	—	(333,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	326,830,000
Proceeds from issuance of Private Placement Warrants	—	9,170,000
Proceeds from promissory note – related party	—	212,215
Repayment of promissory note – related party	—	(212,215)
Payment of offering costs	—	(491,394)
Net cash provided by financing activities	—	335,533,606
Net Change in Cash	(512,600)	947,660
Cash, beginning of period	803,309	—
Cash, end of the period	$290,709	$947,660

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$11,672,500
Accretion of common stock subject to possible redemption	$66,604	$29,883,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Digital Transformation Opportunities Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on November 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (“Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering “), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on March 12, 2021, $333,500,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations and to pay up to $100,000 in dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any shares of the Company’s Class A common stock sold in the Initial Public Offering (the “public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have priority over the claims of the Company’s public stockholders. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had cash of $290,709 and $803,309, respectively, and working capital, net of taxes, of $99,111 and $443,428, respectively.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan.

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

In addition, the Company has until March 12, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 13, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $290,709 and $803,309 in cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At June 30, 2022, and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year-to-date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 0.93% and 0.32% for the three and six months ended June 30, 2022, respectively, and 0.00% for the three and six months ended June 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value of warrant liabilities and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 14,450,833 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants would be anti-dilutive. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

The Company’s statements of operations apply the two-class method in calculating net income per share. Basic and diluted net income per common stock for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of net income that is allocable to each class of common stock. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted net income per common stock is calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Class A Common Stock
Numerator: Net income allocable to Class A common stock	$1,489,501	$4,892,888	$4,306,855	$4,140,251
Denominator: Weighted Average Class A common stock
Basic and diluted weighted shares outstanding	33,350,000	33,350,000	33,350,000	20,267,956
Basic and diluted net income per share	$0.04	$0.15	$0.13	$0.20
Class B Common Stock
Numerator: Net income allocable to Class B common stock	372,375	1,223,222	1,076,714	1,566,281
Denominator: Weighted Average Class A common stock
Basic and diluted weighted shares outstanding	8,337,500	8,337,500	8,337,500	7,677,486
Basic and diluted net income per share	$0.04	$0.15	$0.13	$0.20

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. This standard is not expected to have a material impact on the Company’s balance sheet, statement of operations or statement of cash flows.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the principles of fair value measurement when measuring the fair value of an equity security subject to contractual sale restriction and improves current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities holding those investments. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value under current GAAP. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and should be applied prospectively with any adjustments from adoption being recognized in earnings and disclosed on the date of adoption. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s balance sheet, statement of operations or statement of cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 33,350,000 shares issued and outstanding, including 33,350,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 8,337,500 shares issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in the prospectus and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus (ii) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$333,884,087	$333,884,087	$—	$—
Liabilities:
Public Warrants Liability	$2,291,979	$2,291,979	$—	$—
Private Placement Warrants Liability	1,695,200	—	—	1,695,200
	$3,987,179	$2,291,979	$—	$1,695,200

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$333,520,259	$333,520,259	$—	$—
Liabilities:
Public Warrants Liability	$5,501,916	$5,501,916	$—	$—
Private Placement Warrants Liability	4,053,659	—	—	4,053,659
	$9,555,575	$5,501,916	$—	$4,053,659

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 12, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on June 30, 2022 and December 31, 2021 using a Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at June 30, 2022 and December 31, 2021 due to the use of unobservable inputs. As of April 30, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value, and the Public Warrants transferred to Level 1.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at March 12, 2021:

March 12, 2021
Inputs
Probability of completing a business combination	85%
Risk-free interest rate	1.17%
Expected term remaining (years)	6.43
Expected volatility	24.3%
Stock price	$9.92
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Private Warrants as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Inputs
Probability of completing a business combination	50%	85%
Risk-free interest rate	3.02%	1.34%
Expected term remaining (years)	5.63	5.85
Expected volatility	5.5%	11.5%
Stock price	$9.78	$9.75
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of Level 3 warrant liabilities as of June 30, 2022 and June 30, 2021:

Fair Value as of December 31, 2021	$4,053,659
Change in valuation	(1,596,851)
Fair Value as of March 31, 2022	$2,456,808
Change in valuation	(761,608)
Fair Value as of June 30, 2022	$1,695,200

Fair Value as of January 1, 2021	$—
Initial measurement on March 12, 2021	20,222,270
Transfer of public warrants to Level 1	(325,697)
Fair Value as of March 31, 2021	$19,896,573
Change in valuation as of June 30, 2021	(6,328,212)
Transfer of public warrants to Level 1	(7,770,550)
Fair Value as of June 30, 2021	$5,797,811

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Upon the closing of the Initial Public Offering and the Private Placement on March 12, 2021, $333.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

For the three and six months ended June 30, 2022, we had a net income of approximately $1.9 million and $5.4 million, respectively, which included a gain from the change in fair value of warrant liabilities of approximately $1.8 million and $5.6 million, respectively, interest income of approximately $0.36 million and $0.36 million, respectively, offset by formation and operating costs approximately $0.28 million and $0.53 million, respectively, and provision for income taxes of $17,483 for both periods. Our business activities from inception to June 30, 2022, consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

For the three and six months ended June 30, 2021, we had a net income of approximately $6.1 million and $5.7 million, respectively, which included a loss from operations of approximately $0.22 million and $0.29 million, respectively, offering cost expense allocated to warrants of $0 and approximately $0.66 million, respectively, and offset by a gain from the change in fair value of warrant liabilities of approximately $6.3 million and $6.6 million, respectively and interest income of $5,117 in both periods.

Liquidity and Capital Resources

As of June 30, 2022, we had $290,709 in its operating bank account and working capital of $99,111, net of taxes.

Our liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares (7,187,500 shares of Class B common stock) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022, there were no amounts outstanding under any working capital loan.

As of June 30, 2022 and December 31, 2021, we had cash of $290,709 and $803,309, respectively, and working capital, net of taxes, of $99,111 and $443,428, respectively. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. We believe it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If we are unable to complete the Business Combination because it does not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. Management has the option to address this uncertainty through working capital loans from the Sponsor or an affiliate of the Sponsor or certain of our officers and directors who may, but are not obligated to, loan our funds as may be required. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. In addition, following the Business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations.

In addition, we have until March 12, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in our Form 10-K filed by us with the SEC on April 13, 2022.

Critical accounting estimates made in our unaudited condensed financial statements include the estimated fair values of our warrant liability and investments in the trust which can impact the redemption value of our Class A common stock subject to possible redemption. The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Common Stock Subject to Possible Redemption

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 14,450,833 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

Our statements of operations apply the two-class method in calculating net income per share. Basic and diluted net income per common stock for Class A common stock and Class B common stock is calculated by dividing net income attributable to us by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. This standard is not expected to have a material impact on our balance sheet, statement of operations or statement of cash flows.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the principles of fair value measurement when measuring the fair value of an equity security subject to contractual sale restriction and improves current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities holding those investments. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value under current GAAP. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and should be applied prospectively with any adjustments from adoption being recognized in earnings and disclosed on the date of adoption. Early adoption is permitted. This standard is not expected to have a material impact on our balance sheet, statement of operations or statement of cash flows.

Our management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and accounting officer, we conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022, due to the previously reported material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.    Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of our Annual Report on Form 10-K filed with the SEC on April 13, 2022 (the “2021 Form 10-K”) and our Quarterly Report on Form 10-Q for the period ended March 31, 2022 as filed with the SEC on May 17, 2022 (the “Q1 2022 Form 10-Q”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K and Q1 2022 Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12 day of August, 2022.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

By:	/s/ Kevin Nazemi
Name:	Kevin Nazemi
Title:	Chief Executive Officer