Form 10-Q
period 2022-09-30
Digital Transformation Opportunities Corp.
filed 2022-11-14
CIK 1839998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 33,350,000 shares of Class A common stock, par value $0.0001 per share, and 8,337,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$231,211	$803,309
Prepaid expenses	211,687	468,587
Total current assets	442,898	1,271,896

Other noncurrent assets	—	86,855
Cash and securities held in Trust Account	335,530,659	333,520,259
Total Assets	$335,973,557	$334,879,010

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accounts payable and accrued expenses	$1,868,070	$1,028,468
Total current liabilities	1,868,070	1,028,468
Deferred underwriting fee	11,672,500	11,672,500
Warrant liability	1,021,067	9,555,575
Total liabilities	14,561,637	22,256,543

Commitments and Contingencies (see Note 6)

Class A Common Stock subject to possible redemption, 33,350,000 shares at redemption value of $10.04 and $10.00, at September 30, 2022 and December 31, 2021	334,925,540	333,500,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 33,350,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,337,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	834	834
Additional paid-in capital	—	—
Accumulated deficit	(13,514,454)	(20,878,367)
Total stockholders’ deficit	(13,513,620)	(20,877,533)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$335,973,557	$334,879,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operating costs	$969,164	$396,908	$1,500,336	$689,656
Loss from Operations	(969,164)	(396,908)	(1,500,336)	(689,656)

Other income (expense):
Interest income	1,740,707	6,854	2,104,535	11,971
Offering costs allocated to warrants	—	—	—	(659,746)
Unrealized gain on marketable securities held in Trust Account	29,465	—	29,465	—
Change in fair value of warrant liability	2,966,112	3,644,959	8,534,508	10,298,868
Total other income	4,736,284	3,651,813	10,668,508	9,651,093

Income before provision for income taxes	3,767,120	3,254,905	9,168,172	8,961,437
Provision for income taxes	(361,236)	—	(378,719)	—
Net Income	$3,405,884	$3,254,905	$8,789,453	$8,961,437

Weighted average shares outstanding, Class A common stock subject to possible redemption	33,350,000	33,350,000	33,350,000	25,325,940
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.08	$0.08	$0.21	$0.27
Weighted average shares outstanding, Class B common stock	8,337,500	8,337,500	8,337,500	7,899,908
Basic and diluted net income per share, Class B common stock	$0.08	$0.08	$0.21	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three and Nine Months Ended September 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,337,500	$834	$—	$(20,878,367)	$(20,877,533)
Net income	—	—	—	—	—	3,521,693	3,521,693
Balance as March 31, 2022	—	—	8,337,500	834	—	(17,356,674)	(17,355,840)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(66,604)	(66,604)
Net income	—	—	—	—	—	1,861,876	1,861,876
Balance as of June 30, 2022	—	—	8,337,500	834	—	(15,561,402)	(15,560,568)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(1,358,936)	(1,358,936)
Net income	—	—	—	—	—	3,405,884	3,405,884
Balance as of September 30, 2022	—	$—	8,337,500	$834	$—	$(13,514,454)	$(13,513,620)

For the Three and Nine Months Ended September 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$(834)	$(834)
Issuance of common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	586,880	—	586,880
Forfeiture of common stock by Sponsor	—	—	(287,500)	(29)	29	—	—
Accretion of common stock subject to possible redemption	—	—	—	—	(611,046)	(29,272,252)	(29,883,298)
Net loss	—	—	—	—	—	(409,578)	(409,578)
Balance as of March 31, 2021	—	—	8,337,500	834	—	(29,682,664)	(29,681,830)
Net income	—	—	—	—	—	6,116,110	6,116,110
Balance as of June 30, 2021	—	—	8,337,500	834	—	(23,566,554)	(23,565,720)
Net income	—	—	—	—	—	3,254,905	3,254,905
Balance as of September 30, 2021	—	$—	8,337,500	$834	$—	$(20,311,649)	$(20,310,815)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,789,453	$8,961,437
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,104,535)	(11,971)
Unrealized gain on marketable securities held in Trust Account	(29,465)	—
Offering costs allocated to warrants	—	659,746
Change in fair value of warrant liability	(8,534,508)	(10,298,868)
Changes in operating assets and liabilities:
Prepaid assets	343,755	(686,837)
Accounts payable and accrued expenses	839,602	225,784
Net cash used in operating activities	(695,698)	(1,150,709)

Cash Flows from Investing Activities:
Investment withdrawn from Trust Account to pay for franchise and income taxes	123,600	—
Investment of cash into Trust Account	—	(333,500,000)
Net cash provided by (used) in investing activities	123,600	(333,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	326,830,000
Proceeds from issuance of Private Placement Warrants	—	9,170,000
Proceeds from promissory note – related party	—	212,215
Repayment of promissory note – related party	—	(212,215)
Payment of offering costs	—	(491,394)
Net cash provided by financing activities	—	335,533,606
Net Change in Cash	(572,098)	882,897
Cash, beginning of period	803,309	—
Cash, end of period	$231,211	$882,897

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$11,672,500
Accretion of common stock subject to possible redemption	$1,425,540	$29,883,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Digital Transformation Opportunities Corp. (the “Company” or “DTOC”) is a blank check company incorporated as a Delaware corporation on November 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“business combination”).

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering “), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had cash of $231,211 and $803,309, respectively, and working capital deficit and working capital, net of taxes, of $(820,053) and $443,428, respectively.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If the Company is unable to complete its business combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. Management has the option to address this uncertainty through working capital loans from the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors who may, but are not obligated to, loan the Company funds as may be required. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. In addition, following the business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In addition, the Company has until March 12, 2023 to consummate an initial business combination, unless such period is extended by the Company’s stockholders. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 13, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $231,211 and $803,309 in cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At September 30, 2022, and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$333,500,000
Less:
Proceeds allocated to Public Warrants	(11,639,150)
Class A common stock issuance costs	(18,244,148)
Plus:
Accretion of carrying value to redemption value	31,308,838

Class A common stock subject to possible redemption	$334,925,540

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

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year-to-date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740,

Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rates were 9.59% and 4.13% for the three and nine months ended September 30, 2022, respectively, and 0.00% for the three and nine months ended September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value of warrant liabilities and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Class A Common Stock
Numerator: Net income allocable to Class A common stock	$2,724,707	$2,603,924	$7,031,562	$6,830,730
Denominator: Weighted Average Class A common stock
Basic and diluted weighted shares outstanding	33,350,000	33,350,000	33,350,000	25,325,940
Basic and diluted net income per share	$0.08	$0.08	$0.21	$0.27
Class B Common Stock
Numerator: Net income allocable to Class B common stock	681,177	650,981	1,757,891	2,130,707
Denominator: Weighted Average Class A common stock
Basic and diluted weighted shares outstanding	8,337,500	8,337,500	8,337,500	7,899,908
Basic and diluted net income per share	$0.08	$0.08	$0.21	$0.27

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Note 7 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 33,350,000 shares issued and outstanding, including 33,350,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 8,337,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$335,530,659	$335,530,659	$—	$—
Liabilities:
Public Warrants Liability	$586,126	$586,126	$—	$—
Private Placement Warrants Liability	434,941	—	—	434,941
	$1,021,067	$586,126	$—	$434,941

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$333,520,259	$333,520,259	$—	$—
Liabilities:
Public Warrants Liability	$5,501,916	$5,501,916	$—	$—
Private Placement Warrants Liability	4,053,659	—	—	4,053,659
	$9,555,575	$5,501,916	$—	$4,053,659

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 12, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on September 30, 2022 and December 31, 2021 using a Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at September 30, 2022 and December 31, 2021 due to the use of unobservable inputs. As of April 30, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value, and the Public Warrants transferred to Level 1.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at March 12, 2021:

March 12, 2021
Inputs
Probability of completing a business combination	85%
Risk-free interest rate	1.17%
Expected term remaining (years)	6.43
Expected volatility	24.3%
Stock price	$9.92
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Private Warrants as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Inputs
Probability of completing a business combination	6.9%	85%
Risk-free interest rate	4.04%	1.34%
Expected term remaining (years)	5.50	5.85
Expected volatility	7.6%	11.5%
Stock price	$9.82	$9.75
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of Level 3 warrant liabilities as of September 30, 2022 and September 30, 2021:

Fair Value as of December 31, 2021	$4,053,659
Change in valuation	(1,596,851)
Fair Value as of March 31, 2022	2,456,808
Change in valuation	(761,608)
Fair Value as of June 30, 2022	1,695,200
Change in valuation	(1,260,259)
Fair Value as of September 30, 2022	$434,941

Fair Value as of January 1, 2021	$—
Initial measurement on March 12, 2021	20,222,270
Transfer of public warrants to Level 1	(325,697)
Fair Value as of March 31, 2021	19,896,573
Change in valuation as of June 30, 2021	(6,328,212)
Transfer of public warrants to Level 1	(7,770,550)
Fair Value as of June 30, 2021	5,797,811
Change in valuation as of September 30, 2021	(1,584,763)
Fair Value as of September 30, 2021	$4,213,048

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 5, 2022, the Company entered into a Business Combination Agreement with American Oncology Network, LLC (“AON”).

The Business Combination

As a result of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by AON. In particular, the Business Combination Agreement provides that, upon the terms and subject to the conditions thereof, the Business Combination will be implemented as follows: (i) on the closing of the Business Combination (the “Closing”), AON will amend and restate its operating agreement (the “AON A&R LLC Agreement”) to reclassify its existing Class A units, Class A-1 units and Class B units into a single class of AON common units that are later exchangeable on a one-to-one basis for shares of DTOC Class A common stock; (ii) on the Closing and substantially concurrently with the adoption of the

AON A&R LLC Agreement, DTOC will amend and restate its charter (the “DTOC A&R Charter”) to provide for the (a) conversion of all shares of DTOC Class B common stock into shares of DTOC Class A common stock on a one-to-one basis, (b) amendment of the terms of DTOC Class B common stock to provide holders voting rights but no economic rights and (c) authorization of new shares of DTOC preferred stock in an amount sufficient to consummate a private placement of up to $100,000,000 in preferred stock to be consummated immediately prior to the consummation of the Business Combination (the “PIPE Investment”); (iii) on the Closing, DTOC will consummate the PIPE Investment; and (iv) on the Closing and following the adoption of the DTOC A&R Charter and the consummation of the PIPE Investment, (a) AON will issue common units to DTOC in exchange for a combination of cash and shares of DTOC Class B common stock, (b) DTOC will be admitted as the sole managing member of AON, (c) AON will distribute shares of DTOC Class B common stock to AON equity holders, (d) AON will distribute cash equal to the preferred return set forth in the AON operating agreement to holders of AON Class A units and AON Class A-1 units (or only to holders of AON Class A units if the holder of AON Class A-1 units elects to receive additional shares of AON common units in lieu of cash as provided in the Business Combination Agreement), (e) DTOC will reserve a specified number of additional shares of DTOC Class A common stock for issuance after the Closing to eligible recipients, and (f) from and after the Closing (but subject to lock-up restrictions), the AON equity holders will have the right (but not the obligation) to exchange AON common units for shares of DTOC Class A common stock.

Sponsor Support Agreement

On October 5, 2022, contemporaneously with the execution and delivery of the Business Combination Agreement, the Company and AON entered into a support agreement (the “Sponsor Support Agreement”) with the Sponsor and certain other DTOC stockholders (each a “Stockholder”) pursuant to which the Stockholders have agreed to (a) vote in favor of, and take all actions necessary to consummate, the Business Combination, (b) certain transfer restrictions with respect to their shares of DTOC common stock, (c) subject a portion of their shares of DTOC common stock to vesting requirements and (d) waive and not otherwise perfect any anti-dilution or similar protections with respect to any DTOC common stock held by such Stockholder in connection with the consummation of the Business Combination.

Registration Rights Agreement

In connection with the Closing, the Company, the Sponsor and stockholders of DTOC will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of DTOC Class A common stock and other equity securities of DTOC that are held by the parties thereto from time to time. The stockholders party thereto (or their permitted transferees) may demand underwritten offerings under certain circumstances. The Company also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “DTOC,” “our,” “us” or “we” refer to Digital Transformation Opportunities Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Delaware on November 17, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”). Our Sponsor is Digital Transformation Sponsor LLC, a Delaware limited liability company.

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on March 9, 2021. On March 12, 2021, we consummated the Initial Public Offering of 33,350,000 units (including 3,350,000 units issued to the Underwriters pursuant to the partial exercise of the over-allotment option granted to the Underwriters) (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $333.5 million, and incurring offering costs of approximately $18.9 million, inclusive of approximately $11.7 million in deferred underwriting commissions.

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

If we have not completed a business combination within 24 months from the closing of the Initial Public Offering, or March 12, 2021, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On October 5, 2022, the Company entered into a Business Combination Agreement with American Oncology Network, LLC (“AON”). As a result of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by AON. In particular, the Business Combination Agreement provides that, upon the terms and subject to the conditions thereof, the Business Combination will be implemented as follows: (i) on the closing of the Business Combination (the “Closing”), AON will amend and restate its operating agreement (the “AON A&R LLC Agreement”) to reclassify its existing Class A units, Class A-1 units and Class B units into a single class of AON common units that are later exchangeable on a one-to-one basis for shares of DTOC Class A common stock; (ii) on the Closing and substantially concurrently with the adoption of the AON A&R LLC Agreement, DTOC will amend and restate its charter (the “DTOC A&R Charter”) to provide for the (a) conversion of all shares of DTOC Class B common stock into shares of DTOC Class A common stock on a one-to-one basis, (b) amendment of the terms of DTOC Class B common stock to provide holders voting rights but no economic rights and (c) authorization of new shares of DTOC preferred stock in an amount sufficient to consummate a private placement of up to $100,000,000 in preferred stock to be consummated immediately prior to the consummation of the Business Combination (the “PIPE Investment”); (iii) on the Closing, DTOC will consummate the PIPE Investment; and (iv) on the Closing and following the adoption of the DTOC A&R Charter and the consummation of the PIPE Investment, (a) AON will issue common units to DTOC in exchange for a combination of cash and shares of DTOC Class B common stock, (b) DTOC will be admitted as the sole managing member of AON, (c) AON will distribute shares of DTOC Class B common stock to AON equity holders, (d) AON will distribute cash equal to the preferred return set forth in the AON operating agreement to holders of AON Class A units and AON Class A-1 units (or only to holders of AON Class A units if the holder of AON Class A-1 units elects to receive additional shares of AON common units in lieu of cash as provided in the Business Combination Agreement), (e) DTOC will reserve a specified number of additional shares of DTOC Class A common stock for issuance after the Closing to eligible recipients, and (f) from and after the Closing (but subject to lock-up restrictions), the AON equity holders will have the right (but not the obligation) to exchange AON common units for shares of DTOC Class A common stock.

Results of Operations

For the three and nine months ended September 30, 2022, we had a net income of approximately $3.4 million and $8.8 million, respectively, which included a gain from the change in fair value of warrant liabilities of approximately $3.0 million and $8.5 million, respectively, interest income of approximately $1.7 million and $2.1 million, respectively, offset by formation and operating costs of approximately $0.97 million and $1.5 million, respectively, and provision for income taxes of $0.36 million and $0.38 million, respectively. Our business activities from inception to September 30, 2022, consisted primarily of our formation and completing our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a business combination.

For the three and nine months ended September 30, 2021, we had a net income of approximately $3.3 million and $9.0 million, respectively, which included a loss from operations of approximately $0.40 million and $0.69 million, respectively, offering cost expense allocated to warrants of $0 and approximately $0.66 million, respectively, and offset by a gain from the change in fair value of warrant liabilities of approximately $3.6 million and $10.3 million, respectively, and interest income of approximately $7,000 and $12,000, respectively.

Liquidity and Capital Resources

Our liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares (7,187,500 shares of Class B common stock) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022, there were no amounts outstanding under any working capital loan.

As of September 30, 2022 and December 31, 2021, we had cash of $ 231,211 and $803,309, respectively, and working capital deficit and working capital, net of taxes, of $(820,053) and $443,428, respectively. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. We believe it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If we are unable to complete a business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. Management has the option to address this uncertainty through working capital loans from the Sponsor or an affiliate of the Sponsor or certain of our officers and directors who may, but are not obligated to, loan our funds as may be required. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. In addition, following the business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations.

In addition, we have until March 12, 2023, to consummate an initial business combination, unless such period is extended by our stockholders. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Common Stock Subject to Possible Redemption

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and accounting officer, we conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as of the end of the fiscal year ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022, due to the previously reported material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions of our Common Stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into federal law. The Inflation Reduction Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (each, a “covered corporation”). Because the Company is a Delaware corporation and its securities are traded on Nasdaq, the Company is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Inflation Reduction Act applies only to repurchases that occur after December 31, 2022.

If we complete an initial business combination after December 31, 2022, any redemption or other repurchase that occurs in connection with the business combination may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a business combination, (ii) the nature and amount of any financing or equity issuances in connection with a business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and could negatively impact the Company’s ability to complete a business combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

By:	/s/ Kevin Nazemi
Name:	Kevin Nazemi
Title:	Chief Executive Officer