Form 10-K
period 2022-12-31
Digital Transformation Opportunities Corp.
filed 2023-03-31
CIK 1839998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-40177

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3984427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10250 Constellation Blvd, Suite 23126
Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

(360) 949-1111
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant	DTOCU	The Nasdaq Stock Market LLC
Shares of Class A common stock, included as part of the units	DTOC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	DTOCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value for the registrant’s Class A common stock outstanding, other than the shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market, was approximately$326.2 million (based on the closing sales price of the Class A common stock on June 30, 2022 of $9.78).

As of March 30, 2023, 10,109,569 shares of Class A common stock, par value $0.0001 per share, and 75,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

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

On March 2, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). The purpose of the Special Meeting was to approve the following proposals: (1) to amend the Company’s Certificate of Incorporation and Investment Management Trust Agreement, to extend the date by which the Company has to consummate a business combination (the “Combination Period”) from March 12, 2023 to June 30, 2023 (the “Extension Amendment Proposal” and “Trust Agreement Amendment Proposal”, respectively), conditioned on the deposit of $150,000 by the Sponsor into the Trust Account (the “Initial Contribution”) and to give the Sponsor the option to further extend the Combination Period beyond June 30, 2023 up to three (3) times for an additional one (1) month each time to September 30, 2023 (the “Extended Date”) upon the deposit into the Trust Account of $50,000 for each calendar month (each, an “Extension Option”), (2) to amend the Company’s Certificate of Incorporation to eliminate the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in DTOC having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”)) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”), and (3) to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve the Extension Amendment Proposal, Trust Amendment Agreement Proposal, and the Redemption Limitation Amendment Proposal (collectively, the “Extension Proposals”). On March 2, 2023, the Company’s Sponsor contributed to the Trust Account $150,000 to fund the Extension Proposals. In connection with the approval of the Trust Agreement Amendment Proposal and Extension Amendment Proposal, the Sponsor and Chief Financial Officer converted all of their respective Founder Shares (as described in Note 5) into an aggregate of 8,262,500 shares of DTOC Class A common stock. Following conversion, such shares will vote together with the Public Shares on the AON Business Combination (as defined below); however, as such shares were not issued as part of the IPO, such shares are not entitled to any funds held in the Trust Account, including any interest thereon.

In connection with the extension, stockholders holding 31,502,931 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $321,160,140 (approximately $10.19 per share), was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 1,847,069 shares of Class A common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $18,830,151.

On October 5, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”), with American Oncology Network, LLC, a Delaware limited liability company (“AON”) pursuant to which the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by AON (the “AON Business Combination”). Upon the consummation of the AON Business Combination, the members of AON will include DTOC and the current unitholders of AON, and DTOC will be renamed American Oncology Network, Inc. (the “New AON”).

On January 6, 2023, we amended and restated the Business Combination Agreement (as amended, the “Amended and Restated Business Combination Agreement”) to provide, among other things, that the board of managers of AON following the AON Business Combination will consist of (a) two managers designated by holders representing more than 50% of the AON common units and (b) three managers designated by New AON. In addition, the Amended and Restated Business Combination Agreement provides that AON unitholders may elect to receive, in lieu of any number of shares of New AON Class B common stock to which an AON unitholder would otherwise be entitled to receive, warrants to acquire such number of shares of New AON Class B common stock, by submitting an election in accordance with the procedures set forth in Amended and Restated Business Combination Agreement. In connection with entering into the Amended and Restated Business Combination Agreement, DTOC and AON also revised the form of Amended and Restated Company LLC Agreement included as an exhibit to the Business Combination Agreement. The revised form of Amended and Restated Company LLC Agreement includes, among other revisions, certain additions and modifications in order to reflect the changes in the AON board of managers following the completion of the AON Business Combination (as described above).

In connection with the AON Business Combination, we may raise additional capital of up to $100 million in the form of convertible preferred securities (the “PIPE Investment”). Furthermore, the Business Combination Agreement provides that the obligation of AON to consummate the AON Business Combination is subject to the sum of the following amounts (collectively, the “Available Closing Acquiror Cash”) equaling or exceeding $60 million as of the Closing (the “Minimum Cash Condition”): (i) the aggregate cash proceeds available from the Trust Account (after giving effect to all redemptions of shares of DTOC Class A common stock), plus (ii) the cash funded to DTOC, AON or any subsidiary of AON during the period between signing of the Business Combination Agreement and Closing, or that will be funded to DTOC concurrently with the Closing, in each case pursuant to any equity or debt financing agreement or arrangement other than borrowings under the AON PNC Loans, plus (iii) the aggregate amount of capital offered in the PIPE Investment, but that is unreasonably rejected by AON (as further described in the Amended and Restated Business Combination Agreement).

The Amended and Restated Business Combination Agreement is further described in the Current Report on Form 8-K filed by us on January 6, 2023.

If we have not completed a business combination by June 30, 2023 (or by September 30, 2023 if all the Extension Options are exercised), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Mr. Kevin Nazemi serves as our Chairman and Chief Executive Officer.  Mr. Nazemi has worked in the healthcare and technology sectors for over 15 years and has focused his career on leveraging technology to improve the delivery and quality of healthcare. Mr. Nazemi currently serves as Chief Executive Officer of Charlie Financial Incorporated, a banking technology services company, and as Partner at Lobby 7 Capital Inc., a startup investment and incubation firm. Mr. Nazemi co-founded two different companies in the healthcare technology space—Oscar Health (a technology-driven health insurance company) and Renew Health (a technology-driven health platform focused on retirees).  Mr. Nazemi co-founded Renew in January 2016 and served as the Chief Executive Officer from January 2016 to January 2020.  Prior to Renew, Mr. Nazemi co-founded Oscar Health in October 2012 and served as the Co-Chief Executive Officer from December 2012 to March 2015.  Mr. Nazemi started his career at Microsoft Corporation in June 2003, where he served in numerous roles across the organization.

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

Mr. Bradley Fluegel has served as a director since our Initial Public Offering.  Mr. Fluegel currently advises a number of technology-enabled healthcare companies including Interwell Health, Galileo, Hims & Hers, Pager, Covera Health and VillageMD.  Mr. Fluegel was most recently the Senior Vice President, Chief Healthcare Commercial Market Development Officer and Chief Strategy and Business Development Officer for Walgreens from October 2012 to January 2018.  Prior to Walgreens, Mr. Fluegel served as an executive in residence at Health Evolution Partners from April 2011 to September 2012, Executive Vice President and Chief Strategy and External Affairs Officer of Anthem from October 2007 to December 2010, Senior Vice President of National Accounts and Vice President of Enterprise Strategy at Aetna from March 2005 to September 2007, and Principal and then Chief Executive Officer for Reden & Anders (Optum Consulting) from October 2002 to February 2005.  Mr. Fluegel currently serves on the Board of Directors of MJHS Health in New York City, Performant Financial Corporation, AdhereHealth, NeuroMetrix, and Premera Blue Cross, among others. Mr. Fluegel formerly served on the Board of Directors of Fitbit prior to Google’s acquisition of the company.  Mr. Fluegel earned a MPP from the Harvard Kennedy School and a BBA from the University of Washington.  Mr. Fluegel also serves as a lecturer at the University of Pennsylvania’s Wharton School of Business.

Mr. Jim Moffatt has served as a director since our Initial Public Offering. Mr. Moffatt had an extensive career at Deloitte spanning nearly 32 years in which he held numerous leadership roles, including: Vice Chairman of Deloitte Consulting from January 2018 to December 2018, Global Chief Executive Officer of Deloitte Consulting from June 2015 to December 2017, Deputy Chief Executive Officer —Global for Deloitte U.S. from April 2015 to March 2017, Chairman and Chief Executive Officer for Deloitte Consulting U.S. from May 2011 to December 2015, Managing Principal for Deloitte U.S. Consulting Clients & Industries from June 2009 to May 2011, and National Managing Director Consulting Client Excellence and Regions Leader from June 2007 to May 2009. Mr. Moffatt joined Deloitte Consulting in 1987 and was admitted as Principal in June 1994.  While at Deloitte, Mr. Moffatt advised a number of leading companies in the healthcare and technology sectors and was recognized as a talent cultivator, for his ability to drive growth at any scale, and for his leadership in a networked economy. Mr. Moffatt currently serves on several boards including  Henry Schein One, First Hawaiian, Inc. and its principal subsidiary, First Hawaiian Bank, AmplifAI, Icertis and Optiv Security, Inc. He is also a Board Partner to Greycoft and a Senior Advisor to KKR. Mr. Moffatt serves as an advisor to Centre for Neuro Skills, SparkCognition, Bridgepoint LLC, TenOneTen, and March Capital, among others. He also serves on committees for organizations including the UCLA Anderson School and UC San Diego Foundation Board. Mr. Moffatt previously served on the UCLA Chancellor's Cabinet Council and Corporate Council of the American Film Institute. Mr. Moffatt holds an MBA from UCLA Anderson School of Management and a BA from University of California, San Diego.

Ms.  Heather Zynczak has served as a director since our Initial Public Offering.  Ms. Zynczak was formerly the Chief Marketing Officer of Pluralsight from August 2016 to October 2020, where she helped lead the company to a successful IPO in May 2018.  Prior to Pluralsight, Ms. Zynczak served as Chief Marketing Officer of Domo from March 2012 to August 2016, Global Vice President of Marketing of SAP from February 2006 to March 2012, and Senior Director of Product Strategy of Oracle from September 2001 to February 2006. Prior to serving in these executive roles, Ms. Zynczak served in consulting roles with Booz Allen and Hamilton from June 1998 to July 1999, The Boston Consulting Group from June 1997 to August 1997, and Accenture from June 1993 to July 1996. Ms. Zynczak currently serves on the Board of Directors of Thryv, Demandbase, D2L, and Akrose Labs. Ms. Zynczak has an MBA from The Wharton School of the University of Pennsylvania and a BBA from University of Texas at Austin.

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

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act.  As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Facilities

Our executive offices are located at 10250 Constellation Blvd, Suite 23126, Los Angeles, CA 90067 and our telephone number is (360) 949-1111.  We consider our current office space adequate for our current operations.

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

Item 1A.Risk Factors.

References in this section to the amount distributable from the Trust Account upon the redemption of Public Shares in connection with our initial business combination (including the proposed AON Business Combination) or our liquidation, do not include interest earned on the amount held in the Trust Account and not otherwise released to us to pay our franchise and income taxes.

Risks Related to Our Business and the Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed AON Business Combination, even though a majority of our public stockholders do not support such a combination.

While we intend to seek stockholder approval of the proposed AON Business Combination, we may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our Public Shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, as we plan to do in the proposed AON Business Combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

As of the date hereof, the shares owned by our initial stockholders represents approximately 81.9% of the voting power of the outstanding common stock. Pursuant to the letter agreement, our Sponsor and each of our officers and directors have agreed to vote their shares of Class B common stock, as well as any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. Accordingly, the agreement by our Sponsor and each of our officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval of the Business Combination and the transactions contemplated thereby.

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

If we do not complete the proposed AON Business Combination and instead pursue an alternate initial Business Combination, your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

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

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.  For example, the Amended and Restated Business Combination Agreement with AON includes a closing condition that must have at least $60 million of cash available at closing after giving effect to redemptions and the cash funded to DTOC, AON or any subsidiary of AON during the period between signing of the Business Combination Agreement and Closing.  If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination.  Prospective targets will be aware of this risk and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.  If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, like the Amended and Restated Business Combination Agreement does, or requires us to have a minimum amount of cash at closing, as in the Amended and Restated Business Combination Agreement, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing.  In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing.  Raising additional third-party financing may involve dilutive equity issuances, such as the PIPE Investment, or the incurrence of indebtedness at higher than desirable levels.  The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.  The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination.  The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination, including the proposed AON Business Combination, would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, like the Amended and Restated Business Combination Agreement, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased.  If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account.  If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account.  In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination by June 30, 2023 (or by September 30, 2023 if all of the Extension Options are exercised) may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by June 30, 2023 (or by September 30, 2023 if all of the Extension Options are exercised). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business.  This risk will increase as we get closer to June 30, 2023(or September 30, 2023 if all of the extension options are exercised). In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.08 per share (or $     if all of the Extension Options are exercised), in each case excluding accrued interest, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by June 30, 2023. We may not be able to find a suitable target business and complete our initial business combination within the prescribed time period.  If we have not completed our initial business combination by June 30, 2023 (or by September 30, 2023 if all of the Extension Options are exercised or such date is further extended upon approval of our stockholders), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  In such case, our public stockholders may only receive $10.08 per share, and our warrants will expire without value to the holder.  In certain circumstances, our public stockholders may receive less than $10.08 per share on the redemption of their shares.  See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.08 per share” and other risk factors below.

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

Our Sponsor invested an aggregate of $9,195,000 in us in connection with our Initial Public Offering and the Private Placement, comprised of the $25,000 purchase price for the shares of Class B common stock and the $9,170,000 purchase price for the Private Placement Warrants.  We offered our Units to the public at an offering price of $10.00 per unit, and the amount in our Trust Account is currently approximately $10.08 per Public Share, implying an initial value of $1.83 per Public Share.

The following table shows the public stockholders’ and our Sponsor’s investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination.  The following table assumes that (i) our valuation is $18,620,690 (which is the amount in the Trust Account as of March 8, 2023, after giving effect to the initial contribution of $150,000 by the Sponsor following approval of the Extension Amendment Proposal and Trust Agreement Amendment Proposal), (ii) no interest is earned on the funds held in the Trust Account, and (iii) no Public Shares are redeemed in connection with our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (a) the value of our public and Private Placement Warrants, (b) the trading price of our Class A common stock, (c) the initial business combination transaction costs (including payment of the deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors, or (f) the target’s business itself.

Public shares	1,847,069 shares
Founder shares (including shares of Class A common stock issuable upon conversion thereof)	8,337,500 shares
Total shares of common stock	10,184,569 shares
Total funds in trust at the initial business combination	$18,620,690
Public stockholders’ investment per share of Class A common stock(1)	$10.00
Our Sponsor’s investment per share of Class B common stock(2)	$1.10
Implied value per share of Class A common stock upon the initial business combination(3)	$1.83
(1)	While the public stockholders’ investment is in both the Public Shares and the public warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.

(2)	The Sponsor’s total investment in the equity of the company, inclusive of the shares of Class B common stock and the Sponsor’s $9,170,000 investment in the Private Placement Warrants, is $9,195,000.
(3)	On March 7, 2023, our Sponsor converted 8,262,500 shares of Class B common stock into shares of Class A common stock upon approval of the Extension Amendment Proposal and Trust Agreement Amendment Proposal.

Based on these assumptions, each share of Class A common stock would have an implied value of $1.83 per share upon completion of our initial business combination, representing  an 82% decrease from the initial implied value of $10.00 per Public Share. As a result, even if the trading price of our shares of Class A common stock significantly declines, the value of the shares of Class B common stock may be significantly greater than the amount our Sponsor paid to purchase such shares.  In addition, our Sponsor could potentially recoup its entire investment in our company even if the trading price of our shares of Class A common stock after the initial business combination is as low as $1.00 per share.  As a result, our Sponsor may earn a substantial profit on its investment in us upon disposition of its shares of Class A common stock even if the trading price of our shares of Class A common stock declines after we complete our initial business combination.  Our Sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the shares of Class B common stock as our public stockholders paid for their Public Shares.

This dilution would increase to the extent that public stockholders seek redemptions from the trust for their Public Shares. In addition, any equity or equity-linked securities issued in connection with our initial business combination would exacerbate the dilution to our shares of Class A common stock.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $374,340 cash and working capital deficit, net of taxes, of $1,655,967. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Our plans to raise capital or to consummate an initial business combination may not be successful.  We have until June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised), to complete the AON Business Combination.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.08 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our Trust Account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.08 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.08 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.08 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate until June 30, 2023 (or by September 30, 2023 if all the Extension Options are exercised), we may be unable to complete our initial business combination, including the proposed AON Business Combination, in which case our public stockholders may only receive $10.08 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until June 30, 2023 (or by September 30, 2023 if all the Extension Options are exercised), assuming that our initial business combination is not completed during that time.  We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until June 30, 2023 (or by September 30, 2023 if all of the Extensions Options are exercised); however, we cannot assure you that our estimate is accurate.  Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.  We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so.  If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.  If we do not complete our initial business combination, our public stockholders may receive only approximately $10.08 per share on the liquidation of our Trust Account and our warrants will expire worthless.  In certain circumstances, our public stockholders may receive less than $10.08 per share upon our liquidation.  See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.08 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even though we conducted extensive due diligence in connection with our consideration of the AON Business Combination, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise.  As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses.  Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.  Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.  In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination.  Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares.  Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.08 per share.

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

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals (as hereinafter defined) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act we would be required to institute burdensome compliance requirements and our activities would be severely restricted and as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement relating to the IPO (the “IPO Registration Statement”). The company would then be required to complete a business combination no later than 24 months after the effectiveness of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO registration statement or that does not complete its initial business combination within 24 months. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company, although we intend to convert all of our investments in the Trust Account into cash, which will remain in the Trust Account, on or prior to the 24-month anniversary of the consummation of the IPO (see the risk factor entitled “We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public stockholders” below). If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company.

A new 1% U.S. federal excise tax would be imposed on the Company in connection with redemptions of shares of DTOC common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into federal law. The Inflation Reduction Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (each, a “covered corporation”) that occur after December 31, 2022. Because the Company is a Delaware corporation and its securities are traded on Nasdaq, the Company is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the stock repurchase excise tax base of a covered corporation during a taxable year. The stock repurchase excise tax base generally equals the fair market value of the shares repurchased (at the time of the repurchase) by the covered corporation during the taxable year. However, for purposes of calculating the stock repurchase excise tax base, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. On December 27, 2022, the IRS and the U.S. Department of the Treasury issued Notice 2023-2 to provide taxpayers with interim guidance addressing the application of the 1% excise tax. Notice 2023-2 provides an exclusive list of redemptions that are not treated as repurchases for purposes of the excise tax, including liquidations under Code Section 331.

Any redemptions in connection with the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal will likely be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of any financing or equity issuances in connection with the Business Combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iii) the content of regulations and other additional guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and could negatively impact the Company’s ability to complete the Business Combination.

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

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination prior to June 30, 2023 (or by September 30, 2023 if all of the Extension Options are exercised) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination prior to June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.08 per share on the liquidation of our Trust Account and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.08 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.08 per share” and other risk factors below.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.08 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire without value to the holder.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.08 per share on the liquidation of our Trust Account and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.08 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.08 per share” and other risk factors below.

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

If we do not complete the proposed AON Business Combination, we may attempt to concurrently complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

We are attempting to complete the proposed AON Business Combination with a private company, AON.  If we do not complete such business combination, we may seek to effectuate an alternative initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We are attempting to complete the proposed AON Business Combination.  In pursuing our initial business combination strategy, if we do not complete the proposed AON Business Combination, we may seek to effectuate an alternative initial business combination with a privately held company.  Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

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

We may be unable to obtain additional financing to complete the proposed AON Business Combination, which could compel us to restructure or abandon such business combination.

In connection with the proposed AON Business Combination, we are required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of Public Shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase Public Shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.08 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.08 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.08 per share,” under certain circumstances our public stockholders may receive less than $10.08 per share upon the liquidation of the Trust Account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing approximately 81.9% of our issued and outstanding shares of common stock.  Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions.  In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.  Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

If we do not consummate the proposed AON Business Combination and we effect an alternative initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we do not consummate the proposed AON Business Combination and we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

Risks Related to Ownership of Our Securities

We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public stockholders.

Following the IPO, the proceeds from the IPO and the simultaneous private placement were being held in the Trust Account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee, invested in U.S. “government securities”, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As a result of the extension of the period by which the Company is required to consummate its initial business combination, the Company has determined that it will convert all of its investments in the Trust Account into cash, which will remain in the Trust Account. We intend to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a U.S.-bank until the earlier of the consummation of our initial Business Combination or our liquidation. We will receive lower interest on the funds held in such deposit account (as compared to continuing to invest such funds in interest-bearing U.S. government securities), which deposit account is expected to bear interest at a rate of 4% per annum based on current interest rates. However, we cannot assure you that such rate on the deposit account will not decrease or increase significantly. As a result, the decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account would reduce the dollar amount our public stockholders would receive upon any redemption of Public Shares or our liquidation.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination prior to June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our Public Shares if we do not complete an initial business combination prior to June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination, especially in light of the significant redemptions in connection with the extension of the period during which we have to complete an initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum of 300 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Our initial stockholders hold a substantial interest in us.  As a result, they will may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares of Class B common stock representing 81.9% of our issued and outstanding shares of common stock. As a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions.  In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 166,500,000 and 11,662,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time. In connection with the Special Meeting, certain of the initial stockholders converted their respective shares of Class B common stock into an aggregate of 8,262,500 shares of Class A common stock. There is currently 75,000 shares of Class B common stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination prior to June 30, 2023 (or by September 30, 2023 if all of the Extension Options are exercised) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

Pursuant to an agreement entered into concurrently with the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock issuable upon exercise of the Private Placement Warrants held, or to be held, by them. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, Sponsor or holders of working capital loans or their respective permitted transferees are registered.

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

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

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

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

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

We are attempting to complete the proposed AON Business Combination. If we do not complete such business combination, we will seek to complete an initial business combination with other companies focusing on our target industry and related industries, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

In light of the involvement or potential involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities. They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities, which includes discussions for the AON Business Combination. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Following the conversion of its shares of Class B common stock, our Sponsor holds an aggregate of 8,112,500 shares of Class A common stock. As such shares of Class A common stock are entitled to distributions from the Trust Account, such shares will be worthless if we do not complete an initial business combination.  In addition, our Sponsor has purchased an aggregate of 6,113,333 warrants at a price of $1.50 per warrant, which will also be worthless if we do not complete an initial business combination.  Our Sponsor and each of our officers and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their shares of Class B common stock and Public Shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination prior to June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.  In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director.  The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate the proposed AON Business Combination.  In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both.  However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination.  As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”).  The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate the proposed AON Business Combination on terms favorable to our investors.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate the proposed AON Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an Initial Public Offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to consummate the proposed AON Business Combination, and may result in our inability to consummate the AON Business Combination on terms favorable to our investors altogether.

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

Our Sponsor and each of our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination prior June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor and each of our officers and directors. Persons who are not party to, or third-party beneficiaries of, these agreements will not have the ability to pursue remedies against our Sponsor or any of our officers or directors for any breach of these agreements. As a result, in the event of a breach, such persons would need to pursue a stockholder derivative action, subject to applicable law.

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

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 10250 Constellation Blvd, Suite 23126, Los Angeles, CA 90067. We consider our current office space adequate for our current operations.

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

Holders

As of March 30, 2023, there was one holder of record of our Units, three holders of record of our Class A common stock, three holders of record of our Class B common stock and two holders of record of our warrants.

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

Use of Proceeds

Our Sponsor was issued an aggregate of 8,625,000 shares of Class B common stock, or Class B common stock, (taking into account a stock dividend of 0.2 shares for each founder share effected on March 9, 2021) for which we received a capital contribution of an aggregate of $25,000.  Our Sponsor subsequently transferred a portion of these founders’ shares to certain individuals, including our independent directors and our chief financial officer, for the same per share purchase price originally paid for such shares. In connection with the approval of the Extension Amendment Proposal and Trust Agreement Amendment Proposal on March 2, 2023, our Sponsor and Chief Financial Officer elected to convert their respective DTOC Class B shares into an aggregate of 8,262,500 shares of DTOC Class A common stock. Following the conversion, such shares will vote together with the rest of the DTOC Class A common stock on the Business Combination; however, as such shares were not issued as part of DTOC’s initial public offering, such shares are not entitled to any funds held in the Trust Account, including any interest thereon.

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

Except for the withdrawal from the Trust Account of interest earned on the funds held therein necessary to pay our taxes, if any, the funds in the Trust Account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised)).

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our franchise and income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

On March 6, 2023, following approval by its stockholders at the Special Meeting, the Company entered into an amendment (the “Trust Agreement Amendment”) to the Trust Agreement to allow the extension of the date by which the Company must consummate its initial business combination from March 12, 2023 to June 30, 2023, and the option to further extend the date by which it has to consummate a business combination beyond June 30, 2023 up to three (3) times for an additional (1) month each time to September 30, 2023. In connection with the Extension, the Company’s stockholders holding 31,502,931 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $321,160,140 (approximately $10.19 per share) was removed from the trust account to pay such holders.

On March 6, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, we issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full up upon the consummation of the AON Business Combination.

In connection with the approval of the Extension Amendment Proposal and Trust Agreement Amendment Proposal, the Company’s Chief Financial Officer and Sponsor elected to convert all their respective DTOC Class B shares into an aggregate of 8,262,500 shares of DTOC Class A common stock. Following the conversion, such shares will vote together with the rest of the DTOC Class A common stock on the Business Combination; however, as such shares were not issued as part of DTOC’s initial public offering, such shares are not entitled to any funds held in the Trust Account, including any interest thereon.

If we have not completed a business combination within 24 months from the closing of the Initial Public Offering we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

AON Business Combination

On October 5, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”), with American Oncology Network, LLC, a Delaware limited liability company (“AON”) pursuant to which the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by AON (the “AON Business Combination”). Upon the consummation of the AON Business Combination, the members of AON will include DTOC and the current unitholders of AON, and DTOC will be renamed American Oncology Network, Inc. (the “New AON”).

On January 6, 2023, we amended and restated the Business Combination Agreement (as amended, the “Amended and Restated Business Combination Agreement”) to provide, among other things, that the board of managers of AON following the AON Business Combination will consist of (a) two managers designated by holders representing more than 50% of the AON common units and (b) three managers designated by New AON. In addition, the Amended and Restated Business Combination Agreement provides that AON unitholders may elect to receive, in lieu of any number of shares of New AON Class B common stock to which an AON unitholder would otherwise be entitled to receive, warrants to acquire such number of shares of New AON Class B common stock, by submitting an election in accordance with the procedures set forth in Amended and Restated Business Combination Agreement. In connection with entering into the Amended and Restated Business Combination Agreement, DTOC and AON also revised the form of Amended and Restated Company LLC Agreement included as an exhibit to the Business Combination Agreement. The revised form of Amended and Restated Company LLC Agreement includes, among other revisions, certain additions and modifications in order to reflect the changes in the AON board of managers following the completion of the AON Business Combination (as described above).

In connection with the AON Business Combination, we may raise additional capital of up to $100 million in the form of convertible preferred securities (the “PIPE Investment”). Furthermore, the Business Combination Agreement provides that the obligation of AON to consummate the Business Combination is subject to the sum of the following amounts (collectively, the “Available Closing Acquiror Cash”) equaling or exceeding $60 million as of the Closing (the “Minimum Cash Condition”): (i) the aggregate cash proceeds available from the Trust Account (after giving effect to all redemptions of shares of DTOC Class A common stock), plus (ii) the cash funded to DTOC, AON or any subsidiary of AON during the period between signing of the Business Combination Agreement and Closing, or that will be funded to DTOC concurrently with the Closing, in each case pursuant to any equity or debt financing agreement or arrangement other than borrowings under the AON PNC Loans, plus (iii) the aggregate amount of capital offered in the PIPE Investment, but that is unreasonably rejected by AON (as further described in the Business Combination Agreement).

The Amended and Restated Business Combination Agreement is further described in the Current Report on Form 8-K filed by us on January 6, 2023.

Promissory Note

On March 2, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, we issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full up upon the consummation of the AON Business Combination.

Results of Operations

For the year ended December 31, 2022, we had a net income of approximately $10.5 million, which included a gain from the change in fair value of warrant liabilities of approximately $8.7 million, interest income of approximately $5.1 million, and unrealized gain on marketable securities of approximately $0.1 million, offset by formation and operating costs of approximately $2.4 million, and provision for income taxes of $1 million. Our business activities from inception to December 31, 2022, consisted primarily of our formation and completing our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a target to consummate a Business Combination, conducting due diligence on identified targets for a Business Combination and entering into the Business Combination Agreement.

For the year ended December 31, 2021, we had a net income of approximately $8.39 million, which included a loss from operations of $1.63 million, offering cost expense allocated to warrants of $0.66 million, and offset by a gain from the change in fair value of warrant liabilities of $10.66 million and interest income of $0.02 million.

Liquidity and Capital Resources

Our liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares (7,187,500 shares of Class B common stock) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2022, there were no amounts outstanding under any working capital loan.

As of December 31, 2022 and 2021, we had cash of $374,304 and $803,309, respectively, and working capital deficit and working capital, net of taxes, of $1,655,967 and $443,428, respectively. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. We believe it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If we are unable to complete a business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. Management has the option to address this uncertainty through working capital loans from the Sponsor or an affiliate of the Sponsor or certain of our officers and directors who may, but are not obligated to, loan our funds as may be required. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. In addition, following the business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations.

In addition, we have until June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised), to complete the AON Business Combination, unless such period is further extended by our stockholders. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical accounting estimates made in our financial statements include the estimated fair values of our warrant liability and investments in the trust which can impact the redemption value of our Class A common stock subject to possible redemption. The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Common Stock Subject to Possible Redemption

All of the 33,350,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the principles of fair value measurement when measuring the fair value of an equity security subject to contractual sale restriction and improves current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities holding those investments. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value under current GAAP. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and should be applied prospectively with any adjustments from adoption being recognized in earnings and disclosed on the date of adoption. Early adoption is permitted. This standard is not expected to have a material impact on our balance sheets, statements of operations or statement of cash flows.

Our management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and accounting officer, we conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022, due to the previously reported material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Kevin Nazemi	41	Chairman of the Board and Chief Executive Officer
Kyle Francis	49	Chief Financial Officer and Secretary
Bradley Fluegel	61	Director
Jim Moffatt	64	Director
Heather Zynczak	51	Director

Our executive officers and directors are as follows:

Mr. Kevin Nazemi serves as our Chairman of the Board and Chief Executive Officer.  Mr. Nazemi currently serves as Chief Executive Officer of Charlie Financial Incorporated, a banking technology services company, and as Partner at Lobby 7 Capital Inc., a startup investment and incubation firm. From November 2012 to April 2015, Mr. Nazemi served as the Co-Chief Executive Officer of Oscar Health Insurance, a technology-driven health insurance company.  Mr. Nazemi co-founded Oscar Health in November 2012.  In January 2016, Mr. Nazemi founded Renew Health Limited, a technology-driven health platform focused on retirees, and served as its Chief Executive Officer from January 2016 to January 2020.  From 2003 to 2008, Mr. Nazemi held several positions at Microsoft Corporation. Mr. Nazemi currently serves on the board of directors of Premera Blue Cross, the largest health plan in the Pacific Northwest. Mr. Nazemi completed a joint MBA/MPP program offered by the Kennedy School of Government, where he was a Zuckerman Fellow, and the Harvard Business School, where he was a Paul & Daisy Soros Fellow. Mr. Nazemi holds a Bachelor of Science from Massachusetts Institute of Technology.

Mr. Kyle Francis serves as our Chief Financial Officer and Secretary.  Mr. Francis currently serves as Chief Financial Officer and Chief Business Development Officer for Spring Fertility. Mr. Francis previously served as the Chief Executive Officer of Southern California Reproductive Center, a leading chain of fertility clinics, from September 2015 to June 2020, and as its Chief Financial Officer from May 2014 to September 2015.  Prior to that, Mr. Francis served as Chief Financial Officer from December 2010 to May 2014 and as EVP, Business Development from November 2008 to December 2010 of Apollo Medical Holdings, Inc., a publicly traded healthcare management company. Prior to Apollo, Mr. Francis was an investment banker at CIBC World Markets Inc. from March 2000 to September 2008, in the middle market healthcare and capital markets groups focused on healthcare, technology and industrials.  Mr. Francis currently serves on the board of directors of RaceRocks, a Canadian technology company focused on virtual reality training and remote learning for the defense industry. Mr. Francis also acts as an executive advisor to a number of private healthcare companies. Mr. Francis graduated from McGill University with a Bachelor of Commerce.

Mr. Bradley Fluegel has served on our board of directors since our Initial Public Offering.  Mr. Fluegel currently advises a number of technology-enabled healthcare companies including Interwell Health, Galileo, Hims & Hers, Pager, Covera Health and VillageMD. Mr. Fluegel was most recently the Senior Vice President, Chief Healthcare Commercial Market Development Officer and Chief Strategy and Business Development Officer for Walgreens from October 2012 to January 2018.  Prior to Walgreens, Mr. Fluegel served as an executive in residence at Health Evolution Partners from April 2011 to September 2012, Executive Vice President and Chief Strategy and External Affairs Officer of Anthem from October 2007 to December 2010, Senior Vice President of National Accounts and Vice President of Enterprise Strategy at Aetna from March 2005 to September 2007, and Principal and then Chief Executive Officer for Reden & Anders (Optum Consulting) from October 2002 to February 2005.  Mr. Fluegel currently serves on the Board of Directors of MJHS Health in New York City, Performant Financial Corporation, AdhereHealth, NeuroMetrix, and Premera Blue Cross, among others. Mr. Fluegel formerly served on the Board of Directors of Fitbit prior to Google’s acquisition of the company. Mr. Fluegel earned a MPP from the Harvard Kennedy School and a BBA from the University of Washington.  Mr. Fluegel also serves as a lecturer at the University of Pennsylvania’s Wharton School of Business.

Mr. Jim Moffatt has served as a director since our Initial Public Offering. Mr. Moffatt had an extensive career at Deloitte spanning nearly 32 years in which he held numerous leadership roles, including: Vice Chairman of Deloitte Consulting from January 2018 to December 2018, Global Chief Executive Officer of Deloitte Consulting from June 2015 to December 2017, Deputy Chief Executive Officer —Global for Deloitte U.S. from April 2015 to March 2017, Chairman and Chief Executive Officer for Deloitte Consulting U.S. from May 2011 to December 2015, Managing Principal for Deloitte U.S. Consulting Clients & Industries from June 2009 to May 2011, and National Managing Director Consulting Client Excellence and Regions Leader from June 2007 to May 2009.  Mr. Moffatt joined Deloitte Consulting in 1987 and was admitted as Principal in June 1994. While at Deloitte, Mr. Moffatt advised a number of leading companies in the healthcare and technology sectors and was recognized as a talent cultivator, for his ability to drive growth at any scale, and for his leadership in a networked economy. Mr. Moffatt currently serves on several boards including  Henry Schein One, First Hawaiian, Inc. and its principal subsidiary, First Hawaiian Bank, AmplifAI, Icertis and Optiv Security, Inc. He is also a Board Partner to Greycoft and a Senior Advisor to KKR. Mr. Moffatt serves as an advisor to Centre for Neuro Skills, SparkCognition, Bridgepoint LLC, TenOneTen, and March Capital, among others.  He also serves on committees for organizations including the UCLA Anderson School and UC San Diego Foundation Board. Mr. Moffatt previously served on the UCLA Chancellor's Cabinet Council and Corporate Council of the American Film Institute.  Mr. Moffatt holds an MBA from UCLA Anderson School of Management and a BA from University of California, San Diego.

Ms. Heather Zynczak has served on our board of directors since our Initial Public Offering. From August 2016 to October 2020, Ms. Zynczak served as the Chief Marketing Officer of Pluralsight Inc. Prior to Pluralsight, from March 2012 to August 2016, Ms. Zynczak served as the Chief Marketing Officer of Domo Inc. Prior to Domo, Ms. Zynczak served as the Global Vice President of Marketing of SAPSE from February 2006 to March 2012, and as Senior Director of Product Strategy of Oracle Corporation from September 2001 to February 2006. Prior to Oracle, Ms. Zynczak served in consulting roles with Booz Allen Hamilton Inc., Boston Consulting Group, and Accenture plc. Ms. Zynczak currently serves on the board of directors of Thryv Holdings, Inc. Demandbase, D2L, and Akrose Labs. Ms. Zynczak has an MBA from The Wharton School of the University of Pennsylvania and a Bachelor of Business Administration from University of Texas at Austin.

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

Item 11.Executive Compensation.

During 2022 and 2021, none of our executive officers or directors have received any compensation for services rendered to us except (i) our independent directors, who each received 25,000 shares of Class B common stock in March 2021 and (2) Kyle Francis, our Chief Financial Officer, who received 150,000 shares of Class B common stock in March 2021. Other than the aggregate 225,000 shares of Class B common stock transferred to our independent directors and our Chief Financial Officer, no compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsor, Chief Executive Officer, Chief Financial Officer and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  The following table does not reflect record of beneficial ownership of any common stock issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days.  Information based on 10,184,569 shares of common stock outstanding as of March 30, 2023, of which 10,109,569 were shares of Class A common stock and 75,000 were shares of Class B common stock.

Approximate
	Amount	Percentage
	and	of
	Nature of	Outstanding
	Beneficial	Common
Name and Address of Beneficial Owner(1)	Ownership	Stock
Kevin Nazemi(2)	8,112,500	79.7%
Kyle Francis	150,000(3)	*
Bradley Fluegel	25,000(3)	*
Jim Moffatt	25,000(3)	*
Heather Zynczak	25,000(3)	*
Digital Transformation Sponsor LLC(3)	8,112,500(3)	79.7%
All officers and directors as a group (five individuals)	8,337,500(3)	81.9%
Glazer Capital, LLC(4)	1,588,414	15.6%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 10250 Constellation Blvd, Suite 23126, Los Angeles, CA 90067.
(2)	The shares reported above are held in the name of our Sponsor. Our Sponsor is managed by Kevin Nazemi, and Mr. Nazemi has sole voting and dispositive power with respect to the shares held of record by our Sponsor.
(3)	Interests shown consist solely of shares of Class A common stock.
(4)	Information was derived from a Schedule 13G/A filed on February 14, 2023 by Glazer Capital, LLC (“Glazer Capital”) on its own and on behalf of Paul J. Glazer (“Mr. Glazer”) (together, the “Reporting Persons”), with respect to an aggregate of 1,588,414 shares of the Company’s Class A common stock. Glazer Capital serves as investment manager for certain funds and managed accounts (the “Glazer Funds”) and thus may be deemed beneficial owners of the Class A common stock held in the Glazer Funds. Mr. Glazer serves as the managing member of Glazer Capital, and thus may be deemed a beneficial owner of the Class A common stock. The address of the principal business office of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

Our initial stockholders beneficially own 81.9% of the then issued and outstanding common stock and have the right to elect all of our directors prior to our initial business combination. Holders of our Public Shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.

If we do not complete our initial business combination by June 30, 2023 (or by September 30, 2023 if all of the Extension Options are exercised), the Private Placement Warrants will expire worthless. The Private Placement Warrants are subject to the transfer restrictions. The Private Placement Warrants will not be redeemable by us so long as they are held by the Sponsor and independent directors or their permitted transferees. Our Sponsor and independent directors, or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor and independent directors or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units sold in the Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the Initial Public Offering.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On January 8, 2021, we issued an aggregate of 7,187,500 shares of Class B common stock to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. The number of shares of Class B common stock issued was determined based on the expectation that such shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering. On March 9, 2021, we effected a stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in our Sponsor holding an aggregate of 8,625,000 shares of Class B common stock. Our Sponsor subsequently transferred 25,000 shares of Class B common stock to each of our independent directors, and 150,000 shares of Class B common stock to Kyle Francis, our Chief Financial Officer. Up to 1,125,000 shares of Class B common stock were subject to forfeiture by our Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On March 12, 2021, the underwriter partially exercised its over-allotment option, hence, 837,500 shares of Class B common stock were no longer subject to forfeiture. On March 15, 2021, the underwriter forfeited the remaining over-allotment option, and hence 287,500 shares of Class B common stock were subsequently forfeited. In connection with the stockholder vote to amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination, the Sponsor deposited $150,000 to the Trust Account in exchange for a non-interest bearing, unsecured promissory note from the Company, which is matures upon the earlier of the date on which the Company consummates its initial business combination and the date of the liquidation of the Company.

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

Other than the monthly administrative fees and salaries, consulting fees or success fees described above, no compensation of any kind, including finder’s fees, will be paid by us to our Sponsor, Chief Executive Officer, Chief Financial Officer and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021, including services in connection with our Initial Public Offering totaled $77,250 and $118,965, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services during the years ended December 31, 2022 and 2021.

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
2.1

Amended and Restated Business Combination Agreement, dated as of January 6, 2023, by and between Digital Transformation Opportunities Corp. and American Oncology Network, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current report on Form 8-K filed on January 6, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2021).

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 8, 2023).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on February 12, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on March 1, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on March 1, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on March 1, 2021).

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

10.3

Amendment to Investment Management Trust Account Agreement, dated March 9, 2021, between Continental Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 8, 2023.

10.4

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

10.6	Indemnification Agreement, dated March 9, 2021, between the Company and Kevin Nazemi (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 12, 2021).

10.7	Indemnification Agreement, dated March 9, 2021, between the Company and Kyle Francis (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 12, 2021).

10.8	Indemnification Agreement, dated March 9, 2021, between the Company and Bradley Fluegel (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 12, 2021).

10.9	Indemnification Agreement, dated March 9, 2021, between the Company and Heather Zynczak (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 12, 2021).

10.10	Indemnification Agreement, dated March 9, 2021, between the Company and Jim Moffatt (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 12, 2021).

10.12

Amended and Restated Sponsor Support Agreement, dated as of January 6, 2023, by and among Digital Transformation Opportunities Corp., Digital Transformation Sponsor LLC, American Oncology Network, LLC and certain equityholders of Digital Transformation Opportunities Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2023).

10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 6, 2022).

10.14	Promissory Note, dated as of March 6, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2023).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2023.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

By:	/s/ Kevin Nazemi
Kevin Nazemi
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kevin Nazemi	Chief Executive Officer and Chairman	March 30, 2023
Kevin Nazemi	(Principal Executive Officer)

/s/ Kyle Francis	Chief Financial Officer and Secretary	March 30, 2023
Kyle Francis	(Principal Financial and Accounting Officer)

/s/ Bradley Fluegel	Director	March 30, 2023
Bradley Fluegel

/s/ Jim Moffatt	Director	March 30, 2023
Jim Moffatt

/s/ Heather Zynczak	Director	March 30, 2023
Heather Zynczak

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Digital Transformation Opportunities Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Digital Transformation Opportunities Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the result of its operations and its cash flow for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until June 30, 2023 to complete a business combination or the Company will cease all operations except for the purpose of liquidating.  Further, the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be the lesser of one year from the issuance date of the financial statements or the date for mandatory liquidation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX
March 30, 2023

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

Asset
Cash	$374,304	$803,309
Prepaid expenses	86,619	468,587
Total current assets	460,923	1,271,896

Other noncurrent assets	—	86,855
Cash and securities held in Trust Account	338,422,091	333,520,259
Total Assets	$338,883,014	$334,879,010

Liabilities, Redeemable Common Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$2,605,527	$1,028,468
Total current liabilities	2,605,527	1,028,468
Deferred underwriting fee	11,672,500	11,672,500
Deferred tax liability	574,998	—
Warrant liability	875,083	9,555,575
Total Liabilities	15,728,108	22,256,543

Commitments and Contingencies (see Note 6)

Class A Common Stock subject to possible redemption, 33,350,000 shares at redemption value of $10.12 and $10.00, at December 31, 2022 and 2021, respectively	337,358,456	333,500,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 33,350,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,337,500 shares issued and outstanding at December 31, 2022 and 2021	834	834
Additional paid-in capital	—	—
Accumulated deficit	(14,204,384)	(20,878,367)
Total Stockholders' Deficit	(14,203,550)	(20,877,533)
Total Liabilities, Redeemable Common Stock and Stockholders' Deficit	$338,883,014	$334,879,010

The accompanying notes are an integral part of these financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021
Formation and operating costs	$2,389,899	$1,632,489
Loss from Operations	(2,389,899)	(1,632,489)

Other income (expense):
Interest income	5,128,585	20,259
Offering costs allocated to warrants	—	(659,746)
Unrealized gain on marketable securities held in Trust Account	139,897	—
Change in fair value of warrant liability	8,680,492	10,666,695
Total other income, net	13,948,974	10,027,208

Income before provision for income taxes	11,559,075	8,394,719
Provision for income taxes	(1,026,636)	—
Net income	$10,532,439	$8,394,719

Weighted average shares outstanding, Class A common stock subject to possible redemption	33,350,000	26,954,110
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.25	$0.24
Weighted average shares outstanding, Class B common stock	8,337,500	8,033,048
Basic and diluted net income per share, Class B common stock	$0.25	$0.24

The accompanying notes are an integral part of these financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	—	$—	$—	$(834)	$(834)
Issuance of common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	586,880	—	586,880
Forfeiture of common stock by Sponsor	—	—	(287,500)	(29)	29	—	—
Remeasurement of common stock subject to possible redemption	—	—	—	—	(611,046)	(29,272,252)	(29,883,298)
Net income	—	—	—	—	—	8,394,719	8,394,719
Balance as of December 31, 2021	—	—	8,337,500	834	—	(20,878,367)	(20,877,533)
Remeasurement of carrying value to redemption value						(3,858,456)	(3,858,456)
Net income	—	—	—	—	—	10,532,439	10,532,439
Balance as of December 31, 2022	—	$—	8,337,500	$834	$—	$(14,204,384)	$(14,203,550)

The accompanying notes are an integral part of these financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$10,532,439	$8,394,719
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,128,585)	(20,259)
Unrealized gain on marketable securities held in Trust Account	(139,897)	—
Offering costs allocated to warrants	—	659,746
Change in fair value of warrant liability	(8,680,492)	(10,666,695)
Changes in operating assets and liabilities:
Prepaid assets	468,823	(555,442)
Deferred tax liability	574,998	—
Accounts payable and accrued expenses	1,577,059	957,634
Net cash used in operating activities	(795,655)	(1,230,297)

Cash Flows from Investing Activities:
Interest withdrawn from Trust Account to pay for franchise and income taxes	366,650	—
Investment of cash into Trust Account	—	(333,500,000)
Net cash provided by (used in) investing activities	366,650	(333,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	326,830,000
Proceeds from issuance of Private Placement Warrants	—	9,170,000
Proceeds from promissory note – related party	—	212,215
Repayment of promissory note – related party	—	(212,215)
Payment of offering costs	—	(491,394)
Net cash provided by financing activities	—	335,533,606

Net Change in Cash	(429,005)	803,309
Cash, beginning of period	803,309	—
Cash, end of the period	$374,304	$803,309

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$11,672,500
Remeasurement of Class A common stock subject to possible redemption	$3,858,456	$29,883,298

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering “), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company has until June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised) to complete an initial business combination (the “Combination Period”). However, if the Company is unable to complete its initial business combination within the Combination Period or during any Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had cash of $374,304 and $803,309, respectively, and working capital deficit and working capital, net of taxes, of $1,655,967 and $443,428, respectively.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any working capital loan.

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

In addition, the Company has until June 30, 2023 (or September 30, 2023 if all of the Extension Options are exercised) to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $374,304 and $803,809 in cash and no cash equivalents as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The fair value of the Company's certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at December 31, 2022 and 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$333,500,000
Less:
Proceeds allocated to Public Warrants	(11,639,150)
Class A common stock issuance costs	(18,244,148)
Plus:
Remeasurement of carrying value to redemption value	29,883,298
Class A common stock subject to possible redemption, December 31, 2021	333,500,000
Remeasurement of carrying value to redemption value	3,858,456
Class A common stock subject to possible redemption, December 31, 2022	$337,358,456

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only "major" tax jurisdiction. The Company is subject to income tax examinations by the major taxing authorities since inception.

These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Common Stock

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

Reconciliation of Net Income per Common Stock

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

	For the Years Ended December 31,
	2022	2021
Class A Common Stock
Numerator: Net income allocable to Class A common stock	$8,425,951	$6,467,292
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	33,350,000	26,954,110
Basic and diluted net income per share	$0.25	$0.24

Class B Common Stock
Numerator: Net income allocable to Class B common stock	$2,106,488	$1,927,427
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	8,337,500	8,033,048
Basic and diluted net income per share	$0.25	$0.24

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

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and 2021, no Working Capital Loans were outstanding.

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

The AON Business Combination

On October 5, 2022, the Company entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”) with American Oncology Network, LLC (“AON”).

As a result of the transactions contemplated by the Business Combination Agreement (the “AON Business Combination”), the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by AON. In particular, the Business Combination Agreement provides that, upon the terms and subject to the conditions thereof, the AON Business Combination will be implemented as follows: (i) on the closing of the AON Business Combination (the “Closing”), AON will amend and restate its operating agreement (the “AON A&R LLC Agreement”) to reclassify its existing Class A units, Class A-1 units and Class B units into a single class of AON common units that are later exchangeable on a one-to-one basis for shares of DTOC Class A common stock; (ii) on the Closing and substantially concurrently with the adoption of the AON A&R LLC Agreement, DTOC will amend and restate its charter (the “DTOC A&R Charter”) to provide for the (a) conversion of all shares of DTOC Class B common stock into shares of DTOC Class A common stock on a one-to-one basis, (b) amendment of the terms of DTOC Class B common stock to provide holders voting rights but no economic rights and (c) authorization of new shares of DTOC preferred stock in an amount sufficient to consummate a private placement of up to $100,000,000 in preferred stock to be consummated immediately prior to the consummation of the AON Business Combination (the “PIPE Investment”); (iii) on the Closing, DTOC will consummate the PIPE Investment; and (iv) on the Closing and following the adoption of the DTOC A&R Charter and the consummation of the PIPE Investment, (a) AON will issue common units to DTOC in exchange for a combination of cash and shares of DTOC Class B common stock, (b) DTOC will be admitted as the sole managing member of AON, (c) AON will distribute shares of DTOC Class B common stock to AON equity holders, (d) AON will distribute cash equal to the preferred return set forth in the AON operating agreement to holders of AON Class A units and AON Class A-1 units (or only to holders of AON Class A units if the holder of AON Class A-1 units elects to receive additional shares of AON common units in lieu of cash as provided in the Business Combination Agreement), (e) DTOC will reserve a specified number of additional shares of DTOC Class A common stock for issuance after the Closing to eligible recipients, and (f) from and after the Closing (but subject to lock-up restrictions), the AON equity holders will have the right (but not the obligation) to exchange AON common units for shares of DTOC Class A common stock.

Sponsor Support Agreement

On October 5, 2022, contemporaneously with the execution and delivery of the Business Combination Agreement, the Company and AON entered into a support agreement (the “Sponsor Support Agreement”) with the Sponsor and certain other DTOC stockholders (each a “Stockholder”) pursuant to which the Stockholders have agreed to (a) vote in favor of, and take all actions necessary to consummate, the AON Business Combination, (b) certain transfer restrictions with respect to their shares of DTOC common stock, (c) subject a portion of their shares of DTOC common stock to vesting requirements and (d) waive and not otherwise perfect any anti-dilution or similar protections with respect to any DTOC common stock held by such Stockholder in connection with the consummation of the AON Business Combination.

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

Note 7 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 33,350,000 shares issued and outstanding, including 33,350,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 8,337,500 shares issued and outstanding.

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

Note 8— Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$338,422,091	$338,422,091	$—	$—
Liabilities:
Public Warrants Liability	$500,250	500,250	—	$—
Private Placement Warrants Liability	374,833	—	—	374,833
	$875,083	$500,250	$—	$374,833

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$333,520,259	$333,520,259	$—	$—
Liabilities:
Public Warrants Liability	$5,501,916	$5,501,916	$—	$—
Private Placement Warrants Liability	4,053,659	—	—	4,053,659
	$9,555,575	$5,501,916	$—	$4,053,659

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 12, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on December 31, 2022 and 2021 using a Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at December 31, 2022 and 2021 due to the use of unobservable inputs. As of April 30, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value, and the Public Warrants transferred to Level 1.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at March 12, 2021:

March 12, 2021
Inputs
Probability of completing a business combination	85%
Risk-free interest rate	1.17%
Expected term remaining (years)	6.43
Expected volatility	24.3%
Stock price	$9.92
Dividend yield	0.00%
Exercise price	$11.50

The key inputs into the Monte Carlo simulation model for the Private Warrants as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Inputs
Probability of completing a business combination	50%	85%
Risk-free interest rate	4.74%	1.34%
Expected term remaining (years)	0.33	5.85
Expected volatility	9.9%	11.5%
Stock price	$10.05	$9.75
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of Level 3 warrant liabilities as of December 31, 2022 and 2021:

Fair Value as of December 31, 2021	$4,053,659
Change in valuation	(3,678,826)
Fair Value as of December 31, 2022	$374,833

Fair Value as of January 1, 2021	$—
Initial measurement on March 12, 2021	20,222,270
Transfer of public warrants to Level 1	(7,770,550)
Change in valuation	(8,398,061)
Fair Value as of December 31, 2021	$4,053,659

Note 9 - Income Tax

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset (liability)
Organizational costs/Start-up costs	$421,523	$250,136
Unrealized gain - Trust	(574,998)	—
Federal net operating loss	—	37,921
Total deferred tax asset	(153,475)	288,057
Valuation allowance	(421,523)	(288,057)
Deferred tax liability, net of allowance	$(574,998)	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$451,637	$—
Deferred	441,357	(287,882)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	133,642	287,882
Income tax provision	$1,026,636	$—

The Company’s net operating loss carryforward as of December 31, 2022 and 2021 amounted to $0 and $180,575, respectively, and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $422,133 and $287,882, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	—%	—%
Change in fair value of warrant liabilities	(15.8)%	(26.68)%
Stock issuance costs	—%	2.25%
Business combination expense	2.50%	—%
Change in valuation allowance	1.20%	3.43%
Income tax provision	8.9%	—%

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

On January 6, 2023, the Company and AON amended and restated the Business Combination Agreement (as amended, the “Amended and Restated Business Combination Agreement”) to provide, among other things, that the board of managers of AON following the AON Business Combination will consist of (a) two managers designated by holders representing more than 50% of the AON common units and (b) three managers designated by New AON. In addition, the Amended and Restated Business Combination Agreement provides that AON unitholders may elect to receive, in lieu of any number of shares of New AON Class B common stock to which an AON unitholder would otherwise be entitled to receive, warrants to acquire such number of shares of New AON Class B common stock, by submitting an election in accordance with the procedures set forth in Amended and Restated Business Combination Agreement.

With the execution of the Amended and Restated Business Combination Agreement, the parties to the Sponsor Support Agreement have amended and restated the Sponsor Support Agreement (the “Amended and Restated Sponsor Support Agreement”) to modify certain vesting conditions on the shares of New AON Class A common stock held by the Stockholders as of the closing of the AON Business Combination. The foregoing descriptions of the agreements and the transactions and documents contemplated thereby do not purport to be complete and are subject to and qualified in their entirety by reference to the Amended and Restated Business Combination Agreement and Amended and Restated Sponsor Support.

On March 6, 2023, following approval by its stockholders at the special meeting of stockholders held on March 2, 2023 (the “Special Meeting”), the Company entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated March 9, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee, to allow the extension of the date by which the Company must consummate its initial business combination from March 12, 2023 to June 30, 2023, and the option to further extend the date by which it has to consummate a business combination beyond June 30, 2023 up to three (3) times for an additional (1) month each time to September 30, 2023. In connection with the Extension, the Company’s stockholders holding 31,502,931 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $321,160,140 (approximately $10.19 per share) was removed from the trust account to pay such holders.

On March 6, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, we issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full up upon the consummation of the AON Business Combination.

In connection with the approval of the Extension Amendment Proposal and Trust Agreement Amendment Proposal, the Company’s Chief Financial Officer and Sponsor elected to convert all their respective DTOC Class B shares into an aggregate of 8,262,500 shares of DTOC Class A common stock. Following the conversion, such shares will vote together with the rest of the DTOC Class A common stock on the Business Combination; however, as such shares were not issued as part of DTOC’s initial public offering, such shares are not entitled to any funds held in the Trust Account, including any interest thereon.