Form 10-Q
period 2023-03-31
Digital Transformation Opportunities Corp.
filed 2023-05-15
CIK 1839998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

10250 Constellation Court, Suite 23126
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

As of May 12, 2023, 10,109,569 shares of Class A common stock, par value $0.0001 per share, and 75,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Asset
Cash	$3,975	$374,304
Prepaid expenses	169,890	86,619
Total current assets	173,865	460,923

Other noncurrent assets	—	—
Cash and securities held in Trust Account	19,036,509	338,422,091
Total Assets	$19,210,374	$338,883,014

Liabilities, Redeemable Common Stock and Stockholders' Deficit
Accounts payable and accrued expenses	$3,729,869	$2,605,527
Promissory note - related party	150,000	—
Advances from related party	50,000	—
Excise tax payable	3,211,601	—
Total current liabilities	7,141,470	2,605,527
Deferred underwriting fee	11,672,500	11,672,500
Deferred tax liability	—	574,998
Warrant liability	1,433,831	875,083
Total Liabilities	20,247,801	15,728,108

Commitments and Contingencies (see Note 6)

Class A Common Stock subject to possible redemption, 1,847,069 and 33,350,000 shares at redemption value of $10.08 and $10.12, at March 31, 2023 and December 31, 2022, respectively	18,620,690	337,358,456

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 8,262,500 and none shares issued and outstanding (excluding 1,847,069 and 33,350,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	826	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 75,000 and 8,337,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8	834
Additional paid-in capital	—	—
Accumulated deficit	(19,658,951)	(14,204,384)
Total Stockholders' Deficit	(19,658,117)	(14,203,550)
Total Liabilities, Redeemable Common Stock and Stockholders' Deficit	$19,210,374	$338,883,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Formation and operating costs	$1,013,985	$250,299
Loss from Operations	(1,013,985)	(250,299)

Other income (expense):
Interest income	2,344,505	8,225
Offering costs allocated to warrants	—	—
Unrealized loss on marketable securities held in Trust Account	(139,897)	—
Change in fair value of warrant liability	(558,748)	3,763,767
Total other income, net	1,645,860	3,771,992

Income before provision for income taxes	631,875	3,521,693
Provision for income taxes	(452,467)	—
Net income	$179,408	$3,521,693

Weighted average shares outstanding, Class A common stock subject to possible redemption	10,291,180	33,350,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.01	$0.08
Weighted average shares outstanding, Class A common stock	2,754,167	—
Basic and diluted net income per share, Class A common stock	$0.01	$—
Weighted average shares outstanding, Class B common stock	5,583,333	8,337,500
Basic and diluted net income per share, Class B common stock	$0.01	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	8,337,500	$834	$—	$(14,204,384)	$(14,203,550)
Conversion of Class B shares to Class A	8,262,500	826	(8,262,500)	(826)	—	—	—
Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,422,374)	(2,422,374)
Excise tax payable	—	—	—	—	—	(3,211,601)	(3,211,601)
Net income	—	—	—	—	—	179,408	179,408
Balance as of March 31, 2023	8,262,500	$826	75,000	$8	$—	$(19,658,951)	$(19,658,117)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,337,500	$834	$—	$(20,878,367)	$(20,877,533)
Net income	—	—	—	—	—	3,521,693	3,521,693
Balance as of March 31, 2022	—	$—	8,337,500	$834	$—	$(17,356,674)	$(17,355,840)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$179,408	$3,521,693
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,344,505)	(8,225)
Unrealized loss on marketable securities held in Trust Account	139,897	—
Change in fair value of warrant liability	558,748	(3,763,767)
Changes in operating assets and liabilities:
Prepaid assets	(83,271)	66,651
Deferred tax liability	(574,998)	—
Accounts payable and accrued expenses	1,124,342	(38,594)
Net cash used in operating activities	(1,000,379)	(222,242)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(150,000)	—
Interest withdrawn from Trust Account to pay for franchise and income taxes	580,050	—
Cash withdrawn from Trust Account in connection with redemptions	321,160,140
Net cash provided by in investing activities	321,590,190	—

Cash Flows from Financing Activities:
Advances from related party	50,000	—
Proceeds from promissory note – related party	150,000	—
Redemption of common stock	(321,160,140)	—
Net cash used in financing activities	(320,960,140)	—
Net Change in Cash	(370,329)	(222,242)
Cash, beginning of period	374,304	803,309
Cash, end of period	$3,975	$581,067

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$2,422,374	$—
Excise tax payable	$3,211,601	$—
Conversion of Class B shares to Class A	$826	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering “), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On March 6, 2023, following approval by its stockholders at the special meeting of stockholders held on March 2, 2023 (the "Special Meeting"), the Company entered into an amendment (the "Trust Agreement Amendment") to the Investment Management Trust Agreement, dated March 9, 2021 (the "Trust Agreement"), by and between the Company and Continental Stock Transfer & Trust Company, as trustee, to allow the extension of the date by which the Company must consummate its initial business combination from March 12, 2023 to June 30, 2023, and the option to further extend the date by which it has to consummate a business combination beyond June 30, 2023 up to three (3) times for an additional (1) month each time to September 30, 2023. In connection with the Extension, the Company's stockholders holding 31,502,931 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $321,160,140 (approximately $10.19 per share) was removed from the trust account to pay such holders.

On March 6, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, the Company issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full up upon the consummation of the AON Business Combination.

In connection with the approval of the Extension Amendment Proposal and Trust Agreement Amendment Proposal, the Company's Chief Financial Officer and Sponsor elected to convert all their respective DTOC Class B shares into an aggregate of 8,262,500 shares of DTOC Class A common stock. Following the conversion, such shares will vote together with the rest of the DTOC Class A common stock on the Business Combination; however, as such shares were not issued as part of DTOC's initial public offering, such shares are not entitled to any funds held in the Trust Account, including any interest thereon.

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

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had cash of $3,975 and $374,304, respectively, and working capital deficit (net of $415,819 and $1,063,635, respectively, of taxes accrued and to be paid from the Trust Account) of $6,551,786 and $1,655,967, respectively.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loan.

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

On March 8, 2023, the Company’s stockholders redeemed 31,502,931 (Class A) shares for a total of $321,160,140. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies” to determine whether the Company should currently recognize an excise tax obligation associated therewith. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated whether a United states excise tax obligation should be recognized currently related to the stock redemption and concluded that this obligation should be recognized. As of March 31, 2023, the Company recorded $3,211,601 of excise tax liability calculated as 1% of shares redeemed on March 8, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,975 and $374,304 in cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

At March 31, 2023, and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1—- Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2—- Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3—- Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging —- Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

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

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$333,500,000
Less:
Proceeds allocated to Public Warrants	(11,639,150)
Class A common stock issuance costs	(18,244,148)
Plus:
Remeasurement of carrying value to redemption value	33,741,754
Class A common stock subject to possible redemption, December 31, 2022	337,358,456
Less:
Redemptions	(321,160,140)
Plus:
Remeasurement of carrying value to redemption value	2,422,374
Class A common stock subject to possible redemption, March 31, 2023	$18,620,690

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

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year-to-date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. Our effective tax rates were 71.61% and

0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value of warrant liabilities, M&A expenses and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	For the Three Months
	Ended March 31,
	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net income allocable to Class A common stock	$99,111	$2,817,354
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	10,291,180	33,350,000
Basic and diluted net income per share	$0.01	$0.08

Class A Common Stock
Numerator: Net income allocable to Class A common stock	$26,525	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	2,754,167	—
Basic and diluted net income per share	$0.01	$—

Class B Common Stock
Numerator: Net income allocable to Class B common stock	$53,771	$704,339
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	5,583,333	8,337,500
Basic and diluted net income per share	$0.01	$0.08

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

On March 6, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, the Company issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full up upon the consummation of the AON Business Combination. As of March 31, 2023, the Company had $150,000 outstanding balance under this note.

Advances from Related Party

For the three months ended March 31, 2023, the Sponsor had advanced the Company $50,000 for working capital purposes, of which $0 was repaid during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $50,000 and $0, respectively.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

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

On January 6, 2023, the Company and AON amended and restated the Business Combination Agreement (as amended, the “Amended and Restated Business Combination Agreement”) to provide, among other things, that the board of managers of AON following the Business Combination will consist of (a) two managers designated by holders representing more than 50% of the AON common units and (b) three managers designated by New AON. In addition, the Amended and Restated Business Combination Agreement provides that AON unitholders may elect to receive, in lieu of any number of shares of New AON Class B common stock to which an AON unitholder would otherwise be entitled to receive, warrants to acquire such number of shares of New AON Class B common stock, by submitting an election in accordance with the procedures set forth in Amended and Restated Business Combination Agreement. In connection with entering into the Amended and Restated Business Combination Agreement, the Company and AON also revised the form of Amended and Restated Company LLC Agreement included as an exhibit to the Business Combination Agreement. The revised form of Amended and Restated Company LLC Agreement includes, among other revisions, certain additions and modifications in order to reflect the changes in the AON board of managers following the completion of the Business Combination (as described above).

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

Concurrently with the execution of the Amended and Restated Business Combination Agreement, the parties to the Sponsor Support Agreement have amended and restated the Sponsor Support Agreement (the “Amended and Restated Sponsor Support Agreement”) to modify certain vesting conditions on the shares of New AON Class A common stock held by the Stockholders as of the closing of the Business Combination.

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

Note 7 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 10,109,569 and 33,350,000 shares issued and outstanding, including 1,847,069 and 33,350,000 shares subject to possible redemption, respectively.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 75,000 and 8,337,500 shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$19,036,509	$19,036,509	$—	$—
Liabilities:
Public Warrants Liability	$816,241	$816,241	$—	$—
Private Placement Warrants Liability	617,590	—	—	617,590
	$1,433,831	$816,241	$—	$617,590

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$338,422,091	$338,422,091	$—	$—
Liabilities:
Public Warrants Liability	$500,250	$500,250	—	$—
Private Placement Warrants Liability	374,833	—	—	374,833
	$875,083	$500,250	$—	$374,833

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 12, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on March 31, 2023 and December 31, 2022 using a Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at March 31, 2023 and December 31, 2022 due to the use of unobservable inputs. As of April 30, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value, and the Public Warrants transferred to Level 1.

The key inputs into the Monte Carlo simulation model for the Private Warrants as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Inputs
Probability of completing a business combination	20%	50%
Risk-free interest rate	4.80%	4.74%
Expected term remaining (years)	0.23	0.33
Expected volatility	9.8%	9.9%
Stock price	$10.35	$10.05
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of Level 3 warrant liabilities as of March 31, 2023 and 2022:

Fair Value as of December 31, 2022	$374,833
Change in valuation	242,757
Fair Value as of March 31, 2023	$617,590

Fair Value as of December 31, 2021	$4,053,659
Change in valuation	(1,596,851)
Fair Value as of March 31, 2022	$2,456,808

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

On April 20, 2023, the Company received a letter (the “Public Float Notice”) from the listing qualifications department staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Public Float Standard”). The Public Float Notice states that the Company has until June 5, 2023 to provide Nasdaq with a specific plan to achieve and sustain compliance with all The Nasdaq Capital Market listing requirements, including the time frame for completion of this plan. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

The Public Float Notice has no immediate effect on the listing of the Company’s securities, and the Company’s securities continue to trade on The Nasdaq Capital Market. The Company intends to provide Nasdaq prior to June 5, 2023 with the Company’s plan to meet the Public Float Standard, and will evaluate available options to regain compliance with the Nasdaq continued listing standards, including potential arrangements to be made in connection with the Company’s definitive business combination agreement with American Oncology Network, LLC announced by the Company on October 5, 2022. The Company believes that it will be able to comply with the Public Float Standard.

On April 27, 2023, the Company and AON amended and restated the Business Combination Agreement (as amended, the “Second Amended and Restated Business Combination Agreement”) to provide, among other things, that, prior to the closing, DTOC will commence, and use its commercially reasonable efforts to consummate, an offer to employees of AON to exchange, at the election of each such employee, each outstanding AON Class B-1 unit award held by such employee for a number of new issued shares of New AON Class A common stock equal to the applicable Per Company Unit Exchange Ratio (as such term is defined in the Second Amended and Restated Business Combination Agreement).

On May 1, 2023, the Company issued a promissory note to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $700,000 to fund the Company’s operating expenses (the “Working Capital Facility”). The Working Capital Facility bears no interest and all unpaid principal under the Working Capital Facility will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

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

On March 6, 2023, following approval by its stockholders at the Special Meeting, we entered into an amendment (the “Trust Agreement Amendment”) to the Trust Agreement to allow the extension of the date by which we must consummate its initial business combination from March 12, 2023 to June 30, 2023, and the option to further extend the date by which it has to consummate a business combination beyond June 30, 2023 up to three (3) times for an additional (1) month each time to September 30, 2023. In connection with the Extension, our stockholders holding 31,502,931 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $321,160,140 (approximately $10.19 per share) was removed from the trust account to pay such holders.

On March 6, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, we issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full up upon the consummation of the AON Business Combination. As of March 31, 2023, we had $150,000 outstanding balance under this note.

In connection with the approval of the Extension Amendment Proposal and Trust Agreement Amendment Proposal, our Chief Financial Officer and Sponsor elected to convert all their respective DTOC Class B shares into an aggregate of 8,262,500 shares of DTOC Class A common stock. Following the conversion, such shares will vote together with the rest of the DTOC Class A common stock on the Business Combination; however, as such shares were not issued as part of DTOC’s initial public offering, such shares are not entitled to any funds held in the Trust Account, including any interest thereon.

If we have not completed a business combination within 24 months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On April 27, 2023, the Company and AON amended and restated the Business Combination Agreement (as amended, the “Second Amended and Restated Business Combination Agreement”) to provide, among other things, that, prior to the closing, DTOC will commence, and use its commercially reasonable efforts to consummate, an offer to employees of AON to exchange, at the election of each such employee, each outstanding AON Class B-1 unit award held by such employee for a number of new issued shares of New AON Class A common stock equal to the applicable Per Company Unit Exchange Ratio (as such term is defined in the Second Amended and Restated Business Combination Agreement).

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

Results of Operations

For the three months ended March 31, 2023, we had a net income of approximately $0.18 million, which included an interest income of approximately $2.34 million, offset by formation and operating costs of approximately $1.01 million, provision for income taxes of $0.45 million, a loss from the change in fair value of warrant liabilities of approximately $0.56 million and unrealized loss on marketable securities of $0.14 million. Our business activities from inception to March 31, 2023, consisted primarily of our formation and completing our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a target to consummate a Business Combination, conducting due diligence on identified targets for a Business Combination and entering into the Business Combination Agreement.

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

Liquidity and Capital Resources

Our liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares (7,187,500 shares of Class B common stock) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2023, there were no amounts outstanding under any working capital loan.

As of March 31, 2023 and December 31, 2022, we had cash of $3,975 and $374,304, respectively, and working capital deficit (net of $415,819 and $1,063,635, respectively, of taxes accrued and to be paid from the Trust Account), of $6,551,786 and $1,655,967, respectively. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. We believe it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If we are unable to complete a business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. Management has the option to address this uncertainty through working capital loans from the Sponsor or an affiliate of the Sponsor or certain of our officers and directors who may, but are not obligated to, loan our funds as may be required. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. In addition, following the business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in our Form 10-K filed by us with the SEC on March 31, 2023.

Critical accounting estimates made in our unaudited condensed financial statements include the estimated fair values of our warrant liability and the redemption value of our Class A common stock subject to possible redemption which is impacted by the investments in the trust. The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at March 31, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and accounting officer, we conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023, due to the previously reported material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.    Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of our Annual Report on Form 10-K filed with the SEC on March 31, 2023 (the “2022 Form 10-K”) Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2022 Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 2023.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

By:	/s/ Kevin Nazemi
Name:	Kevin Nazemi
Title:	Chief Executive Officer