Form 10-Q
period 2023-06-30
Digital Transformation Opportunities Corp.
filed 2023-08-10
CIK 1839998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, 10,109,569 shares of Class A common stock, par value $0.0001 per share, and 75,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

Form 10-Q

For the Quarter Ended June 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Asset
Cash	$2,044	$374,304
Prepaid expenses	91,868	86,619
Total current assets	93,912	460,923

Cash and securities held in Trust Account	19,303,902	338,422,091
Total Assets	$19,397,814	$338,883,014

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accounts payable and accrued expenses	$3,871,117	$2,605,527
Promissory notes - related party	200,000	—
Advances from related party	307,000	—
Income taxes payable	1,054,255	—
Excise tax payable	3,211,601	—
Total current liabilities	8,643,973	2,605,527
Deferred underwriting fee	—	11,672,500
Deferred tax liability	—	574,998
Warrant liability	2,250,975	875,083
Total Liabilities	10,894,948	15,728,108

Commitments and Contingencies (see Note 6)

Class A Common Stock subject to possible redemption, 1,847,069 and 33,350,000 shares at redemption value of $10.11 and $10.12, at June 30, 2023 and December 31, 2022, respectively	18,670,690	337,358,456

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 8,262,500 and none shares issued and outstanding (excluding 1,847,069 and 33,350,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	826	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 75,000 and 8,337,500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8	834
Additional paid-in capital	11,202,662	—
Accumulated deficit	(21,371,320)	(14,204,384)
Total Stockholders’ Deficit	(10,167,824)	(14,203,550)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$19,397,814	$338,883,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Formation and operating costs	$1,497,303	$280,873	$2,511,288	$531,172
Loss from operations	(1,497,303)	(280,873)	(2,511,288)	(531,172)

Other (expense) income:
Interest income	217,393	355,603	2,561,898	363,828
Reduction of deferred underwriting fee payable	419,838	—	419,838	—
Unrealized loss on marketable securities held in Trust Account	—	—	(139,897)	—
Change in fair value of warrant liability	(817,144)	1,804,629	(1,375,892)	5,568,396
Total other (expense) income, net	(179,913)	2,160,232	1,465,947	5,932,224

(Loss) Income before provision for income taxes	(1,677,216)	1,879,359	(1,045,341)	5,401,052
Provision for income taxes	(35,153)	(17,483)	(487,620)	(17,483)
Net (loss) income	$(1,712,369)	$1,861,876	$(1,532,961)	$5,383,569

Weighted average shares outstanding, Class A common stock subject to possible redemption	1,847,069	33,350,000	13,334,326	33,350,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.17)	$0.04	$(0.07)	$0.13
Weighted average shares outstanding, Class A common stock	8,262,500	—	5,249,655	—
Basic and diluted net loss per share, Class A common stock	$(0.17)	$—	$(0.07)	$—
Weighted average shares outstanding, Class B common stock	75,000	8,337,500	3,087,845	8,337,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.17)	$0.04	$(0.07)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	8,337,500	$834	$—	$(14,204,384)	$(14,203,550)
Conversion of Class B shares to Class A	8,262,500	826	(8,262,500)	(826)	—	—	—
Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,422,374)	(2,422,374)
Excise tax payable	—	—	—	—	—	(3,211,601)	(3,211,601)
Net income	—	—	—	—	—	179,408	179,408
Balance as of March 31, 2023	8,262,500	$826	75,000	$8	$—	$(19,658,951)	$(19,658,117)
Remeasurement of carrying value to redemption value	—	—	—	—	(50,000)	—	(50,000)
Reduction of underwriting fee payable	—	—	—	—	11,252,662	—	11,252,662
Net loss	—	—	—	—	—	(1,712,369)	(1,712,369)
Balance as of June 30, 2023	8,262,500	$826	75,000	$8	$11,202,662	$(21,371,320)	$(10,167,824)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,337,500	$834	$—	$(20,878,367)	$(20,877,533)
Net income	—	—	—	—	—	3,521,693	3,521,693
Balance as March 31, 2022	—	$—	8,337,500	$834	$—	$(17,356,674)	$(17,355,840)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(66,604)	(66,604)
Net income	—	—	—	—	—	1,861,876	1,861,876
Balance as of June 30, 2022	—	$—	8,337,500	$834	$—	$(15,561,402)	$(15,560,568)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,532,961)	$5,383,569
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,561,898)	(363,828)
Reduction in deferred underwriter fee payable	(419,838)	—
Unrealized loss on marketable securities held in Trust Account	139,897	—
Change in fair value of warrant liability	1,375,892	(5,568,396)
Changes in operating assets and liabilities:
Prepaid assets	(5,249)	213,643
Deferred tax liability	(574,998)	—
Income tax payable	1,054,255	—
Accounts payable and accrued expenses	1,265,590	(177,588)
Net cash used in operating activities	(1,259,310)	(512,600)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000)	—
Interest withdrawn from Trust Account to pay for franchise and income taxes	580,050	—
Cash withdrawn from Trust Account in connection with redemptions	321,160,140	—
Net cash provided by in investing activities	321,540,190	—

Cash Flows from Financing Activities:
Advances from related party	307,000	—
Proceeds from promissory notes – related party	200,000	—
Redemption of common stock	(321,160,140)	—
Net cash used in financing activities	(320,653,140)	—
Net Change in Cash	(372,260)	(512,600)
Cash, beginning of period	374,304	803,309
Cash, end of period	$2,044	$290,709

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$2,472,374	$66,604
Excise tax payable	$3,211,601	$—
Forgiveness of deferred underwriting commissions payable charged to additional paid in capital	$(11,672,000)	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering “), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company has until August 31, 2023 (or September 30, 2023 if all of the Extension Options are exercised) to complete an initial business combination (the “Combination Period”). However, if the Company is unable to complete its initial business combination within the Combination Period or during any Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On March 6, 2023, following approval by its stockholders at the special meeting of stockholders held on March 2, 2023 (the “Special Meeting”), the Company entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated March 9, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee, to allow the extension of the date by which the Company must consummate its initial business combination from March 12, 2023 to June 30, 2023, and the option to further extend the date by which it has to consummate a business combination beyond June 30, 2023 up to three (3) times for an additional one month each time to September 30, 2023. In connection with the Extension, the Company’s stockholders holding 31,502,931 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $321,160,140 (approximately $10.19 per share) was removed from the trust account to pay such holders.

On March 6, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, the Company issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the consummation of the AON Business Combination. On June 26, 2023, the Sponsor deposited $50,000 into the Trust Account for an extension payment.  See Note 9 for discussion of additional extension payment made in July 2023.

On April 27, 2023, the Company and AON amended and restated the Business Combination Agreement (as amended, the “Second Amended and Restated Business Combination Agreement”) to provide, among other things, that, prior to the closing of the initial business combination, DTOC will commence, and use its commercially reasonable efforts to consummate, an offer to employees of AON to exchange, at the election of each such employee, each outstanding AON Class B-1 unit award held by such employee for a number of new issued shares of New AON Class A common stock equal to the applicable Per Company Unit Exchange Ratio (as such term is defined in the Second Amended and Restated Business Combination Agreement).

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

On June 6, 2023, Barclays Capital Inc. (“Barclays”), an underwriter of the Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $11,672,500 owed or payable to Barclays pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”). As a result, the Company recognized $419,838 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs previously expensed and $11,252,662 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023 and December 31, 2022, the Company had cash of $2,044 and $374,304, respectively, and working capital deficit (net of $633,212 and $1,063,635, respectively, of taxes accrued and to be paid from the Trust Account), of $7,916,849 and $1,655,967, respectively.

The Company’s liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $307,000 and $0, respectively.

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

In addition, the Company has until August 31, 2023 (or September 30, 2023 if all of the Extension Options are exercised) to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 8, 2023, the Company’s stockholders redeemed 31,502,931 (Class A) shares for a total of $321,160,140. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies” to determine whether the Company should currently recognize an excise tax obligation associated therewith. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated whether a United states excise tax obligation should be recognized currently related to the stock redemption and concluded that this obligation should be recognized. As of June 30, 2023, the Company recorded $3,211,601 of excise tax liability calculated as 1% of shares redeemed on March 8, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,044 and $374,304 in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

At June 30, 2023, and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

All of the 33,350,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s second amended and restated

certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$333,500,000
Less:
Proceeds allocated to Public Warrants	(11,639,150)
Class A common stock issuance costs	(18,244,148)
Plus:
Remeasurement of carrying value to redemption value	33,741,754
Class A common stock subject to possible redemption, December 31, 2022	337,358,456
Less:
Redemptions	(321,160,140)
Plus:
Remeasurement of carrying value to redemption value	2,422,374
Class A common stock subject to possible redemption, March 31, 2023	18,620,690
Plus:
Remeasurement of carrying value to redemption value	50,000
Class A common stock subject to possible redemption, June 30, 2023	$18,670,690

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

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year-to-date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it. Our effective tax rates were (2.10)% and 0.93% for the three months ended June 30, 2023 and 2022, respectively, and (46.65)% and 0.32% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value of warrant liabilities, M&A expenses, forgiveness of deferred underwriter fee payable and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 14,450,833 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants would be anti-dilutive. As a result, diluted net income per common stock is the same as basic net income per common stock for the period presented.

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

Reconciliation of Net Income (loss) per Common Share

The Company’s net income (loss) is adjusted for the portion of net income that is allocable to each class of common stock. The allocable net income is calculated by multiplying net income (loss) by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted net income (loss) per common stock is calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(310,554)	$1,489,501	$(943,206)	$4,306,855
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	1,847,069	33,350,000	13,334,326	33,350,000
Basic and diluted net (loss) income per share	$(0.17)	$0.04	$(0.07)	$0.13

Class A Common Stock
Numerator: Net loss allocable to Class A common stock	(1,389,205)	—	(371,335)	—
Denominator:
Weighted Average Class A common stock - Basic and diluted weighted average shares outstanding	8,262,500	—	5,249,655	—
Basic and diluted net loss per share	$(0.17)	$—	$(0.07)	$—

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	(12,610)	372,375	(218,419)	1,076,714
Denominator:
Weighted Average Class B common stock - Basic and diluted weighted average shares outstanding	75,000	8,337,500	3,087,845	8,337,500
Basic and diluted net (loss) income per share	$(0.17)	$0.04	$(0.07)	$0.13

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the principles of fair value measurement when measuring the fair value of an equity security subject to contractual sale restriction and improves current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities holding those investments. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value under current GAAP. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and should be applied prospectively with any adjustments from adoption being recognized in earnings and disclosed on the date of adoption. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s balance sheets, statement of operations or statement of cash flows.

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

On March 6, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, the Company issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the consummation of the AON Business Combination. On June 26, 2023, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed $50,000. The promissory note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. On June 26, 2023, the Sponsor deposited $50,000 into the Trust Account for extension payment. As of June 30, 2023, the Company had $200,000 outstanding balance under these notes.

On July 24, 2023, the Sponsor exercised its option to extend the date by which the Company is required to complete its initial business combination from July 31, 2023 to August 31, 2023. In accordance with the Company’s charter, the Sponsor deposited $50,000 into the trust account established for the benefit of the Company’s public stockholders, which was evidenced by a non-interest bearing, unsecured promissory note issued in favor of the Sponsor (the “July Extension Note”). The July Extension Note bears no interest and all unpaid principal under the July Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

Advances from Related Party

For the six months ended June 30, 2023, the Sponsor had advanced the Company $307,000 for working capital purposes of which $0 was repaid during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $307,000 and $0, respectively.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

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

On June 6, 2023, Barclays agreed to waive its entitlement to the deferred underwriting commissions of $11,672,500 owed or payable to Barclays in accordance with the Underwriting Agreement. As a result, the Company recognized $419,838 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs previously expensed and $11,252,662 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements.

The AON Business Combination

On October 5, 2022, the Company entered into a Business Combination Agreement (as amended and restated on January 6, 2023, April 27, 2023 and June 14, 2023, the “Business Combination Agreement”) with American Oncology Network, LLC (“AON”).

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

Public Float Notice

On April 20, 2023, the Company received a letter (the “Public Float Notice”) from the listing qualifications department staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Public Float Standard”). The Public Float Notice states that the Company had until June 5, 2023 to provide Nasdaq with a specific plan to achieve and sustain compliance with all The Nasdaq Capital Market listing requirements, including the time frame for completion of this plan. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.which the Company provided.

On June 9, 2023, the staff of the Nasdaq notified the Company that the Company has 1,647,069 publicly held shares. Accordingly, the Staff has determined that the Company complies with the Public Float Standard and this matter is closed. The Public Float Notice had no immediate effect on the listing of the Company’s securities, and the Company’s securities continue to trade on The Nasdaq Capital Market.

Note 7 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 10,109,569 and 33,350,000 shares issued and outstanding, including 1,847,069 and 33,350,000 shares subject to possible redemption, respectively.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 75,000 and 8,337,500 shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$19,303,902	$19,303,902	$—	$—
Liabilities:
Public Warrants Liability	$1,285,643	$1,285,643	$—	$—
Private Placement Warrants Liability	965,332	—	—	965,332
	$2,250,975	$1,285,643	$—	$965,332

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$338,422,091	$338,422,091	$—	$—
Liabilities:
Public Warrants Liability	$500,250	$500,250	—	$—
Private Placement Warrants Liability	374,833	—	—	374,833
	$875,083	$500,250	$—	$374,833

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 12, 2021, the date of the Company’s Initial Public Offering using a Monte Carlo simulation model. The Company established the fair value of the Private Warrants on June 30, 2023 and December 31, 2022 using a Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at June 30, 2023 and December 31, 2022 due to the use of unobservable inputs. As of April 30, 2021, the Public Warrants were trading separately from the Units, and the quoted market price was used to establish fair value, and the Public Warrants transferred to Level 1.

The key inputs into the Monte Carlo simulation model for the Private Warrants as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Inputs
Probability of completing a business combination	30%	50%
Risk-free interest rate	5.43%	4.74%
Expected term remaining (years)	0.76	0.33
Expected volatility	11.3%	9.9%
Stock price	$10.32	$10.05
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of Level 3 warrant liabilities for the six months ended June 30, 2023 and 2022:

Fair Value as of December 31, 2022	$374,833
Change in valuation	242,757
Fair Value as of March 31, 2023	$617,590
Change in valuation	347,742
Fair Value as of June 30, 2023	$965,332

Fair Value as of December 31, 2021	$4,053,659
Change in valuation	(1,596,851)
Fair Value as of March 31, 2022	$2,456,808
Change in valuation	(761,608)
Fair Value as of June 30, 2022	$1,695,200

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

On July 24, 2023, the Sponsor delivered written notice to the Company, regarding its exercise of the option to extend the date by which the Company is required to complete its initial business combination from July 31, 2023 to August 31, 2023. In accordance with the Company’s charter, the Sponsor deposited $50,000 into the trust account established for the benefit of the Company’s public stockholders, which was evidenced by a non-interest bearing, unsecured promissory note issued in favor of the Sponsor (the “Extension Note”). The termination date of the Company was previously extended from June 30, 2023 to July 31, 2023.

The Note bears no interest and all unpaid principal under the Extension Note will be due and payable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company.

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

On March 6, 2023, following approval by its stockholders at the Special Meeting, we entered into an amendment (the “Trust Agreement Amendment”) to the Trust Agreement to allow the extension of the date by which we must consummate its initial business combination from March 12, 2023 to June 30, 2023, and the option to further extend the date by which it has to consummate a business combination beyond June 30, 2023 up to three (3) times for an additional one month each time to September 30, 2023. In connection with the Extension, our stockholders holding 31,502,931 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $321,160,140 (approximately $10.19 per share) was removed from the trust account to pay such holders.

On March 6, 2023, in connection with the Special Meeting held to approve the Extension Proposal, the Sponsor deposited $150,000 into the Trust Account to fund the Extension Proposal. As repayment, we issued an unsecured promissory note to the Sponsor for $150,000. The promissory note bears no interest and all unpaid principal under the promissory note will be due and payable in full upon the consummation of the AON Business Combination. On June 27, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The promissory note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. As of June 30, 2023, we had $200,000 outstanding balance under this note.

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

On April 27, 2023, the Company and AON amended and restated the Business Combination Agreement (as amended, the “Second Amended and Restated Business Combination Agreement”) to provide, among other things, that, prior to the closing, DTOC will commence, and use its commercially reasonable efforts to consummate, an offer to employees of AON to exchange, at the election of each such employee, each outstanding AON Class B-1 unit award held by such employee for a number of new issued shares of New AON Class A common stock equal to the applicable Per Company Unit Exchange Ratio (as such term is defined in the Second Amended and Restated Business Combination Agreement). On June 14, 2023, the Company, AON, GEF AON Holdings Corp., a Delaware corporation (the “AON Class C Preferred Investor”), and DTOC Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of DTOC (“Merger Sub”) amended and restated the Business Combination Agreement (as amended, the “Third Amended and Restated Business Combination Agreement”) to provide, among other things, that (a) on the Closing Date, New AON will file a certificate of designations of the Series A preferred stock, par value $0.0001 per share (the “New AON Series Preferred Stock”) providing for the voting power, preferences and other rights of the New AON Series Preferred Stock, (b) the existing AON Class C preferred units held by the AON Class C Preferred Investor will be reclassified into a number of new AON Series A preferred units pursuant to the exchange ratio terms set forth in the Third Amended and Restated Business Combination Agreement, (c) Merger Sub will merge with and into the AON Class C Preferred Investor whereby the separate existence of Merger Sub will cease and New AON will issue a number of shares of New AON Series A Preferred Stock equal to the number of AON Series A preferred units held by the AON Class C Preferred Investor to AEA Growth Management LP, the parent of AON Class C Preferred Investor (“AEA Growth”) in exchange for all the shares of common stock held by AEA Growth in the AON Class C Preferred Investor (the “First Merger”), and (d) promptly after the First Merger, the AON Class C Preferred Investor will merge with and into New AON whereby the separate existence of the AON Class C Preferred Investor will cease and New AON will hold all the AON Series A preferred units. Prior to the Third Amended and Restated Business Combination Agreement, the AON Class C Preferred Investor entered into a unit purchase agreement, pursuant to which the AON Class C Preferred Investor purchased Class C preferred units in AON for an aggregate purchase price of approximately $65 million (the “Class C Investment”). As a result of the Class C Investment, the Third Amended and Restated Business Agreement was also amended to remove the PIPE financing and the minimum cash requirement that was previously a condition to the closing of the Business Combination.

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

Underwriting Fee Waivers

On June 6, 2023, Barclays Capital Inc. (“Barclays”), an underwriter of our Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $11,672,500 owed or payable to Barclays pursuant to the underwriting agreement for our Initial Public Offering (the “Underwriting Agreement”).

Results of Operations

For the three months ended June 30, 2023, we had a net loss of approximately $1.7 million, which included formation and operating costs of approximately $1.5 million, provision for income taxes of approximately $35,000, and a loss from the change in fair value of warrant liabilities of approximately of $0.8 million, offset by an interest income of approximately $0.2 million and reduction of deferred underwriting fee payable of $0.4 million. Our business activities from inception to June 30, 2023, consisted primarily of our formation and completing our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a target to consummate a Business Combination, conducting due diligence on identified targets for a Business Combination and entering into the Business Combination Agreement.

For the six months ended June 30, 2023, we had a net loss of approximately $1.5 million, which included a loss from operations of $2.5 million, unrealized loss on marketable securities of approximately $0.1 million, a gain from the change in fair value of warrant liabilities of $1.4 million and provision for income taxes of approximately $0.5 million, offset by and reduction of deferred underwriting fee payable of approximately $0.4 million, and interest income of $2.6 million. Our business activities from inception to June 30, 2023 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

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

Liquidity and Capital Resources

Our liquidity needs up to March 12, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares (7,187,500 shares of Class B common stock) and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on March 12, 2021 from the Initial Public Offering proceeds. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2023, there were no amounts outstanding under any working capital loan.

As of June 30, 2023 and December 31, 2022, we had cash of $2,044 and $374,304, respectively, and working capital deficit (net of $633,212 and $1,063,635, respectively, of taxes accrued and to be paid from the Trust Account), of $7,916,849 and $1,655,967, respectively. We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. We believe it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. If we are unable to complete a business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. Management has the option to address this uncertainty through working capital loans from the Sponsor or an affiliate of the Sponsor or certain of our officers and directors who may, but are not obligated to, loan our funds as may be required. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. In addition, following the business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations.

In addition, we have until August 31, 2023 (or September 30, 2023 if all of the Extension Options are exercised), to complete the AON Business Combination, unless such period is further extended by our stockholders. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in our Form 10-K filed by us with the SEC on June 30, 2023.

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

Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at June 30, 2023 and December 31, 2022, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 14,450,833 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income (loss) per common stock for the period presented.

Our statements of operations apply the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common stock for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to us by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and accounting officer, we conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023, due to the previously reported material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.    Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of our Annual Report on Form 10-K filed with the SEC on March 31, 2023 (the “2022 Form 10-K”) and Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023 (the “Q1 2023 Form 10-Q”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q and Q1 2023 Form 10-Q, except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2022 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description

2.1

Third Amended and Restated Business Combination Agreement, dated as of June 14, 2023, by and between Digital Transformation Opportunities Corp., American Oncology Network, LLC, GEF AON Holdings Corp., and DTOC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2023).

10.1	Promissory Note dated as of June 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 27, 2023).

10.2	Promissory Note dated as of July 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2023).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August, 2023.

DIGITAL TRANSFORMATION OPPORTUNITIES CORP.

By:	/s/ Kevin Nazemi
Name:	Kevin Nazemi
Title:	Chief Executive Officer