Form 10-Q
period 2023-09-30
American Oncology Network, Inc.
filed 2023-11-14
CIK 1839998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-04321
American Oncology Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3984427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14543 Global Parkway, Suite 110, Fort Myers, Florida	33913
(Address of Principal Executive Offices)	(Zip Code)
(833) 886-1725
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001, per share	AONC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	AONCW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 9, 2023, the registrant had outstanding 9,550,099 shares of Class A common stock, inclusive of the Sponsor Earnout shares, and 25,109,551 shares of Class B common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements about the financial condition, results of operations, earnings outlook and prospects of American Oncology Network, Inc. (“AON”, “New AON”, “AON Inc.”, or the “Company”). Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements are based on current expectations and projections about future events and various assumptions. AON cannot guarantee that it will actually achieve the plans, intentions, or expectations disclosed in its forward-looking statements and you should not place undue reliance on AON’s forward-looking statements.

These forward-looking statements involve a number of risks, uncertainties (many of which are beyond the control of AON), or other assumptions that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in AON’s filings with the Securities and Exchange Commission, including “Risk Factors” in the Company’s most recent proxy statement, prospectus, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described in the “Risk Factors” sections are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can AON assess the impact of all such risk factors on the business of AON, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The statements made herein are made as of the date of this press release and, except as may be required by law, AON undertakes no obligation to update them, whether as a result of new information, developments, or otherwise.

Part I - Financial Information
Item 1. Financial Statements

American Oncology Network, Inc. Condensed Consolidated Balance Sheets (Unaudited) ($ in thousands, except share and per share data)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$51,653	$26,926
Short-term marketable securities	26,034	9,851
Patient accounts receivable, net	141,039	136,098
Inventories	37,844	36,476
Other receivables	36,747	28,201
Prepaid expenses and other current assets	3,445	2,670
Current portion of notes receivable - related parties	1,630	1,797
Total current assets	298,392	242,019

Property and equipment, net	36,240	31,980
Operating lease right-of-use assets, net (1)	46,138	43,724
Notes receivable - related parties	1,504	2,076
Other assets	7,055	5,199
Goodwill and intangibles, net	1,230	1,230
Deferred tax asset, net	3,455	-
Total assets	$394,014	$326,228

Liabilities, Mezzanine Equity, and Stockholders' Equity
Current liabilities
Accounts payable (2)	$120,383	$106,495
Accrued compensation related costs	16,210	7,466
Accrued other	22,977	17,800
Income tax payable	1,211	-
Current portion of operating lease liabilities (3)	7,123	9,177
Total current liabilities	167,904	140,938

Long-term debt, net	80,425	80,301
Long-term operating lease liabilities (4)	42,261	37,224
Other long-term liabilities	10,333	5,749
Total liabilities	300,923	264,212

Mezzanine equity
Series A convertible preferred stock; $0.0001 par value; 7,500,000 shares authorized; 6,651,610 issued and outstanding at September 30, 2023, with an aggregate liquidation preference of $66,649,130 at September 30, 2023.	64,986	-
Redeemable noncontrolling interest	369,329	-

Stockholders' equity
Class A Common Stock; $0.0001 par value; 200,000,000 shared authorized; 9,453,604 shares issued and outstanding at September 30, 2023	1	-
Class B Common Stock; $0.0001 par value; 100,000,000 shared authorized; 25,109,551 shares issued and outstanding at September 30, 2023	3	-
Class A Units; 0 Units outstanding at September 30, 2023 and 19,495,376 Units outstanding at December 31, 2022	-	7,725
Class A-1 Units; 0 Units outstanding at September 30, 2023 and 1,842,520 Units outstanding at December 31, 2022	-	28,500
Class B Units; 0 Units outstanding at September 30, 2023 and 4,703,628 Units outstanding at December 31, 2022	-	80
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	21	(117)
Retained earnings (deficit)	(341,357)	25,828
Total stockholders' equity	(341,332)	62,016
Noncontrolling interest	108	-
Total liabilities, mezzanine equity, and stockholders' equity	$394,014	$326,228
(1)Includes related party operating right-of-use assets, net of $11,476 and $13,077 at September 30, 2023 and December 31, 2022, respectively
(2)Includes amounts due to related party of $112,740 and $102,113 at September 30, 2023 and December 31, 2022, respectively
(3)Includes related party current portion of operating lease liabilities of $1,912 and $1,836 at September 30, 2023 and December 31, 2022, respectively
(4)Includes related party long-term operating lease liabilities of $9,994 and $11,631 at September 30, 2023 and December 31, 2022, respectively
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) ($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Patient service revenue, net	$332,195	$293,612	$945,681	$840,507
Other revenue	4,110	3,712	9,322	8,765
Total revenue	336,305	297,324	955,003	849,272
Costs and expenses
Cost of revenue (1)	310,894	267,647	880,827	780,658
General and administrative expenses (2)	25,199	23,432	72,831	66,155
Transaction expenses	24,603	151	29,886	151
Total costs and expenses	360,696	291,230	983,544	846,964
Income (loss) from operations	(24,391)	6,094	(28,541)	2,308

Other income (expense)
Interest expense	(1,532)	(924)	(4,500)	(2,034)
Interest income	373	49	499	104
Other (expense) income, net	(3,309)	388	(7,689)	849
Income (loss) before income taxes, equity loss in affiliate, and noncontrolling interest	(28,859)	5,607	(40,231)	1,227
Income tax expense	315	-	315	-
Income (loss) before equity loss in affiliate and noncontrolling interest	(29,174)	5,607	(40,546)	1,227
Equity in loss of affiliate	(31)	-	(251)	-
Net income (loss) before noncontrolling interest	(29,205)	5,607	(40,797)	1,227
Net income (loss) and noncontrolling interest attributable to Legacy AON Shareholders prior to the reverse recapitalization	(15,489)	5,607	(27,081)	1,227
Net loss attributable to noncontrolling interest	(11,924)	-	(11,924)	-
Net loss attributable to Class A Common Stockholders	$(1,792)	$-	$(1,792)	$-

Loss per share of Class A Common Stock:
Basic	$(0.61)	$-	$(0.61)	$-
Diluted	$(0.61)	$-	$(0.61)	$-
Weighted average shares of Class A Common Stock Outstanding:
Basic	6,614,229	-	6,614,229	-
Diluted	6,614,229	-	6,614,229	-

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	102	(77)	190	(161)
Other comprehensive gain (loss)	102	(77)	190	(161)
Comprehensive income (loss)	$(29,103)	$5,530	$(40,607)	$1,066
Other comprehensive income (loss) attributable to Legacy AON Shareholders	(15,398)	5,530	(26,902)	1,066
Other comprehensive loss attributable to noncontrolling interests	(11,915)	—	(11,915)	—
Total comprehensive loss attributable to Class A Common Stockholders	$(1,790)	$—	$(1,790)	$—

(1)Includes related party inventory expense of $271,790 and $236,077 and $777,478 and $682,671 for the three and nine months ended September 30, 2023 and 2022, respectively.
(2)Includes related party rent of $679 and $655 and $2,037 and $2,037 for the three and nine months ended September 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc. Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity (Unaudited) ($ in thousands, except share and per share data)

	Mezzanine Equity - Class C Units exchanged for Series A Preferred Stock (2)		NCI(1)	Class A Common Stock		Class B Common Stock		Class A Units		Class A-1 Units		Class B Units		Class B-1 Units
In thousands (including share and per share data)	Stock	$		Stock	$	Stock	$	Units	$	Units	$	Units	$	Units	$	APIC(1)	AOCI(1)	Noncontrolling Interest	Retained Earnings (Deficit)	Total Equity (Deficit)
Three Months Ended September 30, 2023
Balances at June 30, 2023	6,500	62,897	-	-	-	-	-	19,495	7,725	2,282	31,040	4,704	80	-	-	-	(29)	134	5,803	$44,753
Activity prior to reverse recapitalization
Issuance of additional Class A-1 Units pursuant to the Anti-Dilution Feature	-	-	-	-	-	-	-	-	-	719	7,185	-	-	-	-	-	-	-	-	$7,185
Tax distributions	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-	-	-	(1,045)	$(1,045)
Capital contribution from noncontrolling interest member	-	-		-	-	-	-	-	-	-	-		-	-	-	-	-	-	-	$-
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-	90	-	-	$90
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	911	10	1,047	4,864	-	-	-	-	$4,874
Net loss	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26)	(15,464)	$(15,490)
Reverse Recapitalization, net	152	2,089	36,873	6,614	1	25,110	3	(19,495)	(7,725)	(3,000)	(38,225)	(5,615)	(90)	(1,047)	(4,864)	17,602	(42)	-	(2,089)	$(35,429)
Activity after reverse recapitalization
Other comprehensive income	-	-	9	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-	-	$2
Net loss after the reverse recapitalization	-	-	(11,924)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,792)	$(1,792)
Fair value adjustment to redeemable noncontrolling interest	-	-	344,371	-	-	-	-	-	-	-	-	-	-	-	-	(17,602)	-	-	(326,769)	$(344,371)
Balances at September 30, 2023	6,652	$64,986	$369,329	6,614	$1	25,110	$3	-	$-	-	$-	-	$-	-	$-	$-	$21	$108	$(341,356)	$(341,223)
(1) The acronyms in the tables above are defined as follows:
APIC - Accumulated paid in capital
AOCI - Accumulated other comprehensive income
NCI - Mezzanine equity classified noncontrolling interest
(2) This activity reflects the issuance of the AON LLC Class C Units, the conversion of AON LLC Class C Units to AON LLC Series A Preferred Units, and the exchange of AON LLC Series A Preferred Units for Series A Preferred Stock, in accordance with the Business Combination. Refer to Note - 1 for the description of the Business Combination and Note 12 for the summary of equity instruments. .

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Mezzanine Equity - Class C Units exchanged for Series A Preferred Stock (2)		NCI(1)	Class A Common Stock		Class B Common Stock		Class A Units		Class A-1 Units		Class B Units		Class B-1 Units
In thousands (including share and per share data)	Stock	$		Stock	$	Stock	$	Units	$	Units	$	Units	$	Units	$	APIC(1)	AOCI(1)	Noncontrolling Interest	Retained Earnings (Deficit)	Total Equity (Deficit)
Nine Months Ended September 30, 2023
Balances at December 31, 2022	-	-	-	-	-	-	-	19,495	7,725	1,843	28,500	4,704	80	-	-	-	(117)	-	25,828	$62,016
Activity prior to reverse recapitalization
Issuance of Class C Units, net of offering costs	6,500	62,897	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-
Class A and A-1 preferred returns	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,174)	$(8,174)
Issuance of additional Class A-1 Units pursuant to the Anti-Dilution Feature	-	-	-	-	-	-	-	-	-	1,158	9,725	-	-	-	-	-	-	-	-	$9,725
Tax distributions	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-	-	-	(1,305)	$(1,305)
Capital contribution from noncontrolling interest member	-	-		-	-	-	-	-	-	-	-		-	-	-	-	-	134	-	$134
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-	178	-	-	$178
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	911	10	1,047	4,864	-	-	-	-	$4,874
Net loss	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26)	(27,055)	$(27,081)
Reverse Recapitalization, net	152	2,089	36,873	6,614	1	25,110	3	(19,495)	(7,725)	(3,000)	(38,225)	(5,615)	(90)	(1,047)	(4,864)	17,602	(42)	-	(2,089)	$(35,429)
Activity after reverse recapitalization
Other comprehensive income	-	-	9	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-	-	$2
Net loss after the reverse recapitalization	-	-	(11,924)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,792)	$(1,792)
Fair value adjustment to redeemable noncontrolling interest	-	-	344,371	-	-	-	-	-	-	-	-	-	-	-	-	(17,602)	-	-	(326,769)	$(344,371)
Balances at September 30, 2023	6,652	$64,986	$369,329	6,614	$1	25,110	$3	-	$-	-	$-	-	$-	-	$-	$-	$21	$108	$(341,356)	$(341,223)
(1) The acronyms in the tables above are defined as follows:
APIC - Accumulated paid in capital
AOCI - Accumulated other comprehensive income
NCI - Mezzanine equity classified noncontrolling interest
(2) This activity reflects the issuance of the AON LLC Class C Units, the conversion of AON LLC Class C Units to AON LLC Series A Preferred Units, and the exchange of AON LLC Series A Preferred Units for Series A Preferred Stock, in accordance with the Business Combination. Refer to Note - 1 for the description of the Business Combination and Note 12 for the summary of equity instruments. .

The accompanying notes are an integral part of these condensed consolidated financial statements.

In thousands (including share and unit data)	Class A		Class A-1		Class B
Three Months Ended September 30, 2022	Units	$	Units	$	$	AOCI(1)	Retained Earnings	Total Equity
Balances at June 30, 2022	19,495	$7,725	1,843	$28,500	$90	$(84)	$18,859	$55,090
Activity prior to reverse recapitalization
Net Income attributable to Legacy AON Shareholders	-	-	-	-	-	-	5,607	5,607
Equity-based compensation attributable to Legacy AON Shareholders	-	-	-	-	5	-	-	5
Other comprehensive income attributable to Legacy AON Shareholders	-	-	-	-	-	(77)	-	(77)
Balances at September 30, 2022	19,495	$7,725	1,843	$28,500	$95	$(161)	$24,466	$60,625

	Class A		Class A-1		Class B
In thousands (including share and unit data)	Units	$	Units	$	$	AOCI(1)	Retained Earnings	Total Equity
Nine Months Ended September 30, 2022
Balances at December 31, 2021	19,495	$7,725	1,843	$28,500	$80	$-	$23,239	$59,544
Activity prior to reverse recapitalization
Net Income attributable to Legacy AON Shareholders	-	-	-	-	-	-	1,227	1,227
Equity-based compensation attributable to Legacy AON Shareholders	-	-	-	-	15	-	-	15
Other comprehensive income attributable to Legacy AON Shareholders	-	-	-	-	-	(161)	-	(161)
Balances at September 30, 2022	19,495	$7,725	1,843	$28,500	$95	$(161)	$24,466	$60,625
(1) The acronyms in the table above are defined as follows:
AOCI - Accumulated other comprehensive loss
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) ($ in thousands, except share and per share data)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(40,797)	$1,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,368	5,318
Amortization of debt issuance costs	570	458
Deferred income taxes	75	-
Amortization of operating right-of-use assets (1)	6,194	7,766
Changes in fair value adjustments of warrants and derivative liabilities	9,334	-
Equity-based compensation	4,875	15
Equity in loss of affiliate	251	-
Gain on sale of property and equipment	(2)	-
Changes in operating assets and liabilities, net of reverse recapitalization:
Patient accounts receivable, net	(4,941)	(15,223)
Inventories (2)	(1,367)	876
Prepaid expenses and other current assets	(775)	641
Other receivables	(8,546)	(211)
Other assets	(2,107)	(376)
Accounts payable (3)	13,889	9,586
Accrued compensation related costs	8,744	4,456
Accrued other	6,290	(1,563)
Operating lease liabilities (4)	(5,625)	(8,252)
Medicare advance payments	-	(3,742)
Other long-term liabilities	1,410	654
Net cash (used) provided by operating activities	(6,160)	1,630
Cash flows from investing activities
Purchases of property and equipment	(9,527)	(5,051)
Proceeds from disposals of property and equipment	5	1,137
Purchases of marketable securities	(20,824)	(11,949)
Proceeds from sales of marketable securities	4,933	1,956
Issuance of notes receivable - related parties	-	(243)
Collections on notes receivable - related parties	740	1,091
Net cash used in investing activities	(24,673)	(13,059)
Cash flows from financing activities
Borrowings on long-term debt	-	16,250
Issuance of redeemable convertible Class C Units	64,996	-
Cash paid for offering costs on issuance of Class A Common Stock	-	-
Class A and A-1 preferred returns and tax distributions	(9,481)	-
Cash paid for offering costs on reverse recapitalization	-	-
Repayments on finance lease liabilities	(387)	(321)
Contribution from noncontrolling interest	134	-
Cash paid for debt financing costs	(446)	(171)
Cash paid for offering costs on issuance of Class C Units	(750)	-
Proceeds from reverse recapitalization	1,494	-
Net cash provided by financing activities	55,560	15,758
Net increase (decrease) in cash and cash equivalents	24,727	4,329
Cash and cash equivalents
Beginning of period	26,926	32,354
End of period	$51,653	$36,683
Supplemental noncash investing and financing activities
Unpaid offering costs relating to the reverse recapitalization	$2,745	$-
Right-of-use assets and lease liabilities removed in termination of lease	$1,254	$-
Deemed divided for Series A Preferred Stock extinguishment	$2,089	$-
Changes in accounts payable for capital additions to property and equipment	$-	$159
Disposal of property and equipment in exchange for reduction in finance lease liability	$-	$72
(1)Includes related party amortization of operating right-of-use assets of $1,601 and $1,536 for the nine months ended September 30, 2023 and 2022, respectively.
(2)Includes changes in related party balances of ($1,299) and $832 for the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes changes in related party balances of $10,627 and $23,309 for the nine months ended September 30, 2023 and 2022, respectively.
(4)Includes changes in related party balances of ($1,835) and ($1,446) for the nine months ended September 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
1.Business

American Oncology Network, Inc. (“AON”, “New AON”, “AON Inc.”, or the “Company”), through its subsidiary companies and variable interest entities (together, “its subsidiaries”), is an alliance of physicians and seasoned healthcare leaders who provide comprehensive oncology services across 33 oncology practices located in nineteen states (Arizona, Arkansas, Florida, Georgia, Iowa, Idaho, Indiana, Louisiana, Maryland, Missouri, Michigan, North Carolina, Nevada, Nebraska, Ohio, South Carolina, Texas, Virginia and Washington). The Company also provides expertise in drug procurement and payor contracting, along with practice diversification through centralized laboratory and pathology services, as well as specialty pharmacy services, clinical research, radiation oncology, and imaging. During the nine months ended September 30, 2023 and 2022, the Company entered into affiliation agreements with or acquired the following oncology practices.

Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2023
State	State
Arizona	Texas(a)
Georgia(a)	Florida(a)
Louisiana(a)	Arkansas(a)
Georgia(a)
Georgia(a)
Georgia(a)
(a)The Company entered into affiliation agreements with the physicians for these respective practices. The Company evaluated each of the affiliation agreements and determined that the transactions did not represent a business combination.
The operations of the practices that were acquired have been included in the Company’s condensed consolidated financial statements since the date of acquisition. The Company intends to continue to pursue additional purchases of physician practices in addition to seeking out new affiliation relationships.
Business Combination Agreements

Digital Transformation Opportunities Corp. (“DTOC”), American Oncology Network, LLC (“AON LLC”), GEF AON Holdings Corp. (“AON Class C Preferred Investor”), and DTOC Merger Sub, Inc., a direct, wholly owned subsidiary of DTOC (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of June 14, 2023 (which further amended and restated the Business Combination Agreement entered into by DTOC and AON as of October 5, 2022, and amended and restated on January 6, 2023, and April 27, 2023), pursuant to which, among other transactions, on September 20, 2023 (the “Closing Date”), DTOC and AON undertook a series of transactions (the “Business Combination”) resulting in the organization of the combined post-business combination company as an umbrella partnership C corporation, in which substantially all of the assets and the business of the combined company are held by AON LLC, and DTOC became a member of AON LLC. In connection with the closing of the Business Combination (“the Closing”), DTOC changed its name to “American Oncology Network, Inc.”. The Business Combination was completed on September 20, 2023.

As a result of, and in connection with, the Closing, among other things, (i) AON LLC amended and restated its operating agreement (the “Amended and Restated AON LLC Agreement”) to reclassify its existing Class A units, Class A-1 units and Class B units into a single class of AON LLC common units (“AON LLC Common Units”) that can be exchanged on a one-to-one basis for shares of New AON Class A common stock (“New AON Class A Common Stock”) and its existing AON LLC Class C units into AON LLC Series A preferred units (AON LLC Series A Preferred Units”); (ii) AON LLC converted profit pool units of certain of AON LLC’s subsidiaries into an equal number of AON LLC Common Units and shares of New AON Class B common stock (“New AON Class B Common Stock”), which together are exchangeable into shares of New AON Class A Common Stock (together with the New AON Class B Common Stock, the “New AON Common Stock”); (iii) New AON amended and

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
restated its charter (the “Charter”) to provide for (a) the conversion of all existing shares of DTOC Class B common stock into shares of New AON Class A Common Stock on a one-to-one basis, (b) amendment of the terms of New AON Class B Common Stock to provide holders voting rights but no economic rights and (c) designation of a new series of New AON preferred stock as Series A convertible preferred stock (the “New AON Series A
Preferred Stock” or “Series A Preferred Stock") with such rights and preferences as provided for in the certificate of designation of the New Aon Series A Preferred Stock (the “New AON Series A Certificate of Designation”); and (iv) among other things, (a) AON LLC issued common units to New AON in exchange for a combination of cash and shares of New AON Class B Common Stock and warrants to acquire shares of New AON Class B Common Stock (the “Class B Prefunded Warrants”), (b) New AON was admitted as a member of AON LLC, (c) AON LLC distributed shares of New AON Class B common stock or Class B Prefunded Warrants, as applicable, to AON LLC equity holders, (d) New AON reserved a specified number of additional shares of New AON Class A Common Stock after the Closing for issuance to eligible participants, (e) Merger Sub merged with and into the AON Class C Preferred Investor whereby the separate existence of Merger Sub ceased and New AON issued a number of shares of New AON Series A Preferred Stock equal to the number of AON LLC Series A preferred units held by the AON Class C Preferred Investor to AEA Growth Management LP, the parent of AON Class C Preferred Investor (“AEA Growth”) in exchange for all the shares of common stock held by AEA Growth in the AON Class C Preferred Investor (the “First Step”), (f) promptly after the First Step, the AON Class C Preferred Investor merged with and into New AON whereby the separate existence of the AON Class C Preferred Investor ceased and New AON held all the AON LLC Series A preferred units and (g) from and after the Closing (but subject to lock-up restrictions), the AON LLC common equity holders (other than New AON), referred to herein as “Legacy AON Shareholders” (former AON LLC Class A, Class A-1, and Class B unit holders), will have the right (but not the obligation) to exchange AON LLC Common Units together with an equal number of shares of New AON Class B Common Stock (whether held directly or indirectly through Class B Prefunded Warrants) for shares of New AON Class A Common Stock.

In addition, in connection with the Closing, DTOC completed the offer to the holders of AON LLC Class B-1 units to exchange their AON LLC Class B-1 units for such number of newly issued shares of New AON Class A Common Stock equal to the ratio set forth in the Business Combination Agreement (such offer, the “Exchange Offer”). DTOC and AON LLC solicited consents from the holders of AON LLC Class B-1 units to make certain amendments to the terms of the awards and the unit grant agreements pursuant to which the AON LLC Class B-1 units were granted, which provided for the automatic exchange, as of immediately prior to the adoption of the Amended and Restated AON LLC Agreement, of all outstanding AON LLC Class B-1 units into shares of New AON Class A Common Stock (collectively, the “Proposed Amendments”). The requisite number of holders of Class B-1 units provided their consent to the Proposed Amendments, and as a result, in connection with the Closing, all AON LLC Class B-1 units were exchanged for an aggregate of 1,047,343 shares of New AON Class A Common Stock.

Upon the consummation of the Business Combination, the outstanding membership units in AON LLC and the outstanding shares in AON Inc. (New AON) are as follows:
•AON LLC Common Units held by the Legacy AON Shareholders - 28,109,796
•AON LLC Common Units held by New AON - 9,532,354
•AON LLC Series A Preferred Units held by New AON - 6,651,610

•Class A Common Stock held by the former AON LLC Class B-1 unit holders - 1,047,343
•Class A Common Stock held by the DTOC unredeemed shareholders - 147,511
•Class A Common Stock held by the DTOC Sponsor and their permitted transferees - 5,419,375(a)
•Class B Common Stock held by Legacy AON Shareholders - 25,109,551(b)
•New AON Series A Preferred Stock held by AEA Growth Management LP - 6,651,610

(a) Sponsor Earnout Shares of 2,839,375 are subject to vesting and forfeiture provisions and are not outstanding for GAAP purposes as of the Closing Date.

(b) Certain Legacy AON Shareholders hold 3,000,245 Class B Prefunded Warrants, which underlying shares of Class B common stock are not outstanding as of the Closing Date.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

Accounting Treatment for the Business Combination

As AON LLC does not meet any of the characteristics of a VIE under ASC 810, the Business Combination was evaluated under ASC 805, Business Combinations. Notwithstanding the legal form of the Business Combination pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, DTOC was treated as the acquired company and AON LLC was considered the acquirer for financial statement reporting purposes. AON LLC was determined to be the accounting acquirer based on, in summary, an evaluation of the following primary facts and circumstances:

•AON LLC’s directors will represent a majority of the board seats for New AON’s board of directors;

•AON LLC’s senior management will be the senior management of the combined company;

•AON LLC’s operations comprising the ongoing operations of the post-combination company; and

•AON LLC’s relative size (i.e., assets, revenues, and earnings) is significantly larger compared to DTOC.

Accordingly, for accounting purposes, the financial statements of the post-combination entity will represent a continuation of the financial statements of AON LLC with the acquisition being treated as the equivalent of AON LLC issuing stock for the net assets of DTOC, accompanied by a recapitalization. The net assets of DTOC are stated at historical cost, with no goodwill or other intangible assets recorded. Refer to Note 3 for additional information.

Accounting for the Earnout Shares

Following the Closing and for five years thereafter, the DTOC Sponsor agreed to subject 35%, or 2,839,375 shares of New AON Class A common stock held by it as of the Closing (the “Sponsor Earnout Shares”) to the following vesting and forfeiture provisions:

•the Sponsor Earnout Shares will vest when the volume-weighted average price of the New AON Class A common stock equals or exceeds $13.50 per share for any 20 trading days within any 30 trading day period beginning after the Closing and ending 60 months following the Closing;

•the Sponsor Earnout Shares will be released immediately upon the consummation of a change of control transaction within the 60-month period following the Closing; and

•if the Sponsor Earnout Shares are not released pursuant to the foregoing provisions on or before the date that is 60 months after the Closing, then the Sponsor Earnout Shares will be forfeited immediately following such date.

As the Business Combination was accounted for as a reverse recapitalization, the issuance of the Sponsor Earnout Shares to the Company’s existing shareholders will be accounted for as an equity transaction. The accounting for the Sponsor Earnout Shares was evaluated under ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, to determine if the Sponsor Earnout Shares should be classified as a liability or within equity. As part of that analysis, it was determined that the Sponsor Earnout Shares are freestanding, do not meet the criteria within ASC 480 to be classified as a liability, and meet the criteria in ASC 815-40 to be considered indexed to the post-combination entity’s common stock and classified within equity.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

Warrants

As of the Closing Date, New AON assumed the outstanding warrants (Public Warrants and Private Placement Warrants) that were issued by DTOC as part of DTOC’s IPO. Further, New AON issued the Class B Prefunded Warrants to former Class A-1 unit holders, in lieu of New AON Class B Common Stock. The accounting treatment for the Public Warrants, the Private Placement Warrants, and the Class B Prefunded Warrants, collectively referred to as “the Warrants”, is disclosed in Note 2.

Public Warrants

As of the Closing Date, New AON assumed 8,337,500 public warrants (the “Public Warrants”) issued by DTOC in its IPO. Each whole warrant entitles the holder to purchase one share of New AON Class A Common Stock at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 12 months from the closing of the DTOC Initial Public Offering or 30 days after the completion of its initial business combination and will expire five years after the Closing of the Business Combination, or earlier upon redemption or liquidation.

Private Warrants

As of the Closing Date, New AON assumed 6,113,333 Private Placement Warrants held by the DTOC Sponsor (the “Private Placement Warrants” or “Private Warrants”). The Private Placement Warrants will be non-redeemable in certain circumstances so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants may also be exercised by the Sponsor and its permitted transferees for cash or on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability, and exercise period.

Class B Prefunded Warrants

As of the Closing Date, New AON issued 3,000,245 of Class B Prefunded Warrants to former AON Class A-1 unitholders. Because the Class B Warrants are prefunded, there was not any cash consideration exchanged as part of the Class B Warrant issuance. Each Class B Prefunded Warrant entitles the holder to purchase one share of New AON Class B common stock at a price of $0.01 per share. The exercise term of the Class B Warrant shall continue indefinitely so long as the holder of the Class B Warrant is also the holder of an AON LLC Common Unit, provided that the number of shares of Common Stock that this Warrant is exercisable for shall not exceed the number of AON LLC Common Units held by holder.

Transaction Expenses

In connection with the Reverse Recapitalization, AON LLC incurred costs of $24.6 million and $30.6 million during the three and nine months ended September 30, 2023, respectively. Of the total costs incurred during the three months ended September 30, 2023, $24.6 million were reported as transaction expenses in the condensed consolidated statements of operations and comprehensive loss. Of the total costs incurred during the nine months ended September 30, 2023, $29.8 million were reported as transaction expenses in the condensed consolidated statements of operations and comprehensive loss and $0.8 million were reported as a reduction of Series A Preferred Stock presented as mezzanine equity on the condensed consolidated balance sheet at September 30, 2023. At December 31, 2022, the Company had accrued $0.3 million of transaction costs related to the Reverse Recapitalization, which were reported as other assets on the condensed consolidated balance sheet. AON LLC recorded $0.2 million of transaction expenses in connection with the Reverse Recapitalization during the three and nine months September 30, 2022, which were reported as transaction expenses in the condensed consolidated statements of operations and comprehensive loss.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Management believes the unaudited condensed consolidated financial statements for the interim periods presented contain all necessary adjustments, of a normal recurring nature, to state fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with the Company’s annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements and related notes thereto of AON LLC and its wholly-owned subsidiaries, included in the proxy statement/prospectus of Digital Transformation Opportunities Corp., dated July 18, 2023 (the “Proxy Statement/Prospectus"). Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results the Company expects for the entire year.

For the three and nine months ended September 30, 2023, these unaudited condensed consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC and its wholly-owned subsidiaries for the period of January 1, 2023 through September 20, 2023, the Closing Date of the Reverse Recapitalization, and the consolidated results of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity of AON Inc. and its consolidated subsidiaries, including AON LLC, for the period of September 21, 2023 through September 30, 2023. The condensed consolidated balance sheet at September 30, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost (see Note 3). All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

For the three and nine months ended September 30, 2022, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC. The condensed consolidated balance sheet as of December 31, 2022 presents the financial condition of AON LLC and its wholly-owned subsidiaries. All intercompany balances and transactions of AON LLC have been eliminated.

In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the historical equity of AON LLC has been recasted in all periods up to the Closing Date, to reflect the number of shares of New AON’s Class A Common Stock and Class B Common Stock issued to Legacy AON Shareholders in connection with the Reverse Recapitalization. The Company recasted the units outstanding related to the historical AON LLC Class A, Class A-1, and Class B units prior to the Reverse Recapitalization (“Historical AON LLC Equity”) as common equity of New AON, equal to the Per Company Class Unit Exchange Ratio, pursuant to the Business Combination Agreement.

The Per Company Unit Exchange Ratio at which AON LLC Class A units and Class A-1 units were reclassified is equal to 2,524 AON Common Units. The Per Company Unit Exchange Ratio at which AON LLC Class B units were reclassified varied depending on participation threshold, and is equal to 2,524, 2,453, or 1,976, AON Common Units. The Per Company Unit Exchange Ratio at which Class C units were reclassified is equal to 2,705 AON LLC Series A Preferred Units.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
The condensed consolidated financial statements and related notes thereto give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The condensed consolidated financial statements do not necessarily represent the capital structure of New AON had the Reverse Recapitalization occurred in prior periods. The Company has not made retroactive adjustments related to the historical book values of Historical AON LLC Equity as the adjustments were considered immaterial.

For both the three and nine months ended September 30, 2023, $1.7 million of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 19.0% of the consolidated net loss of AON LLC for the period of September 21, 2023 through September 30, 2023. For both the three and nine months ended September 30, 2023, $11.9 million of the consolidated net losses of AON LLC were attributable to the noncontrolling interest, and reflects the Legacy AON Shareholders’ absorption of 81.0% of the consolidated net losses of AON LLC for the period of September 21, 2023 through September 30, 2023. For the three and nine months ended September 30, 2023, $15.5 million and $27.0 million of the consolidated net losses of AON LLC were attributable to the Legacy AON Shareholders, respectively, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization. For the three and nine months ended September 30, 2022, net income of $5.6 million and $1.2 million were attributable to the Legacy AON Shareholders, respectively, to reflect their absorption of 100% of AON LLC’s net income pertaining to the periods prior to the Reverse Recapitalization.

Principles of Consolidation
For the period of September 21, 2023 through September 30, 2023, the condensed consolidated financial statements include the accounts of the Company, AON, Inc., American Oncology Network, LLC (“AON LLC”) and its wholly owned subsidiary American Oncology Management Company, LLC (“AOMC”), and its consolidated variable interest entities (“VIEs”) American Oncology Partners, P.A. (“AON Partners”), American Oncology Partners of Maryland, P.A. (“Partners of Maryland”), AON Central Services, LLC (“AON Central Services”), and Meaningful Insights Biotech Analytics, LLC (“MIBA”). All intercompany accounts and transactions between the entities have been eliminated in consolidation.

Refer to Note 1 for the accounting treatment of the Business Combination.

For the periods prior to the Reverse Recapitalization, the consolidated financial statements of the Company comprise the accounts of AON LLC and its wholly-owned subsidiaries. All intercompany accounts and transactions among AON LLC and its consolidated subsidiaries were eliminated.
The Company accounts for American Oncology Network, LLC, AON Partners, Partners of Maryland, AON Central Services, and MIBA in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidations. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a VIE. A VIE is broadly defined as an entity that has any of the following three characteristics: (i) the equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (ii) substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights; or (iii) the equity investors as a group lack any of the following, the power through voting or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity. The Company consolidates a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively, if any.

AON LLC has contractual relationships with AON Partners, Partners of Maryland and AON Central Services and the physician owners through management service agreements (“MSAs”) and other contractual agreements to

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
provide all practice management services outside of medical services provided by the physicians. In addition, despite not being required by the contractual relationships, AON LLC regularly provides funding to support AON Partners and Partners of Maryland’s operations and acquisitions of physician practices. AON Central Services was formed July 15, 2022 and, effective January 1, 2023, entered into an agreement with AOMC to provide qualified non-clinical and non-medical employees to AOMC to support the operation of the physician practices. MIBA was established during the first quarter of 2023 for the purpose of developing intellectual property to synergize the collection, de-identification, and dissemination of the Company’s patient data for sale to external parties for research, development, and clinical decisions. In May 2023, the Company contributed $0.2 million for a 56% interest in the equity of MIBA. As of September 30, 2023, MIBA had no significant operating activity. The Company concluded that AON LLC had a controlling financial interest in MIBA and has consolidated the entity at September 30, 2023 and recorded the noncontrolling interest in equity.
The Company has concluded that AON Partners, Partners of Maryland, AON Central Services, and MIBA are all VIEs in which AON LLC has the characteristics of a controlling financial interest and is deemed to be the primary beneficiary. The variable interest subjects AON LLC to all potential losses in the entities and, therefore, requires AON LLC, and in turn AON Inc., to consolidate the results of AON Partners, Partners of Maryland, AON Central Services, and MIBA in its condensed consolidated financial statements.
Refer to Note 4 for further information on the VIEs. Refer to Note 1 for the accounting treatment of the Reverse Recapitalization.
Significant Accounting Policies
The accounting policies included below should be read in conjunction with the annual consolidated financial statements.
Accounting Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (the “CODM”). The Company’s CODM is its chief executive officer who reviews financial information together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance. The Company has one operating segment and one reportable segment that are structured around the organizational management of oncology practice operations. All revenue and assets are in the United States.
Revenue Recognition
Revenue is recognized under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). The Company determines the transaction price based upon standard charges for goods and services with anticipated consideration due from patients, third-party payors (including health insurers and government agencies) and others. The Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient visits and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and most procedures, are satisfied over the time of visit which is the same day services are performed. Performance obligations relating to pharmacy revenue are considered fully satisfied at a point in time upon the customer receiving delivery of the prescription. Accordingly, the Company does not anticipate a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and any such revenue recognized during the three and nine month periods ended September 30, 2023 and 2022 was immaterial. Additionally, the Company does not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
satisfied) as of September 30, 2023 and December 31, 2022. Approximately $238.9 million and $213.8 million and $678.1 million and $606.0 million of the Company’s revenues are generated from services performed during patient visits with the remainder primarily generated from shipments of pharmacy prescriptions for the three and nine month periods ended September 30, 2023 and 2022, respectively.
As services are performed and prescriptions are shipped, timely billing occurs for services rendered and prescriptions shipped less discounts provided to uninsured patients and contractual adjustments to third-party payors based upon prospectively determined rates and discounted charges. Payment is requested at the time of service for self-paying patients and for patients covered by third-party payors that are responsible for paying deductibles and coinsurance.
The Company monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined. For the three and nine month periods ended September 30, 2023 and 2022, such resulting historic adjustments have been immaterial to the condensed consolidated financial statements.
In assessing who is the principal in providing patient services and pharmacy prescriptions, the Company considered who controls the provision of services and prescriptions. The Company has determined they are acting as a principal in these relationships.
In April 2022, the Company entered into a long-term arrangement to sponsor and manage a clinical trial. The Company subsequently contracted with a third-party to provide the clinical research services and is the principal in this arrangement. The performance of clinical research services are considered a single performance obligation because the Company provides a highly-integrated service. Revenue is recognized for the single performance obligation over time due to the Company’s right to payment for work performed to date. The contract provides for invoices based on predetermined milestones.

The Company uses the cost-to-cost measure of progress for the Company’s contract because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. For this method, the Company compares the contract costs incurred to date to the estimated total contract costs through completion. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs and reimbursable costs based on the scope of the work, the complexity of the study, the geographical location involved and the Company’s historical experience. The estimated total contract costs at the project level are reviewed and revised periodically throughout the life of the contract, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are identified. Contract costs consist primarily of direct labor and other reimbursable project-related costs such as travel, third-party vendor costs and investigator fees. The Company establishes pricing based on the Company’s internal pricing guidelines, discount agreements, if any, and negotiations with the client. The transaction price is the contractually defined amount. Revenue related to the clinical trial, which is included within other revenue, was $2.2 million and $1.0 million and $3.7 million and $3.1 million for the three and nine months ended September 30, 2023 and 2022, respectively.
The Company has a system and estimation process for recording Medicare net patient service revenue and estimated recoupments as it relates to value-based care (“VBC”) revenue included in patient service revenue in the condensed consolidated statements of operations and comprehensive loss. The Company’s VBC revenue is primarily generated through its participation in the CMS Oncology Care Model (“OCM”) which is an episode-based payment model to promote high-quality cancer care. Participants enter six-month episode periods, and the Company bills a monthly fee during the six-month period based on a fixed rate per participant per month and the total number of participants. Certain quality and compliance metrics are tracked as part of the program and submitted to CMS at the end of the episode period which may result in recoupment of funds. The Company estimates the recoupment amount by developing a recoupment percentage for each period based on historical known recoupment from CMS and applies the recoupment percentage against total fees for the period. Based on the

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
estimate, the Company accrues a liability representing the expected final recoupments based on historical settlement trends.
Short-term Marketable Securities
Investments in marketable securities consist of corporate bonds and U.S. Treasury securities.
Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. The marketable securities are classified as short-term based on management’s intent to convert such securities within one year and the ability to convert them within two to three days.
Certain of our available-for-sale securities are debt securities. For an available-for-sale debt security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, then the Company recognizes the impairment as a credit loss in the condensed consolidated statements of operations and comprehensive loss by writing down the security’s amortized cost to its fair value. If it does not intend to sell or it is not more-likely-than-not that it will be required to sell the security before the expected recovery of its amortized cost, the Company recognizes the portion of the impairment that is due to a credit loss, if any, in the condensed consolidated statements of operations and comprehensive loss through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss as an unrealized loss.
Equity Investment in Affiliate
In January 2023, the Company contributed noncash consideration, with a fair value of approximately $2.3 million, in return for a 49% equity interest in OCP Management Arizona, LLP. Investments in entities over which the Company has the ability to exercise significant influence but does not control the entity are accounted for using the equity method. Equity method investments are included with other assets in the condensed consolidated balance sheets. The carrying amount of the investment is adjusted to reflect the Company’s proportionate share of the net earnings or losses and reduced by any dividends received. The Company’s share of income or loss related to this investment is reported as an equity in loss of affiliate in the condensed consolidated statements of operations and comprehensive loss.
Noncontrolling Interests
The Company consolidates the results of entities in which it has a controlling financial interest. Refer to Note 14 for additional considerations and presentation for noncontrolling interest.
Mezzanine Equity

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which is outside of the Company’s control). As a result, Management has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. As of September 30, 2023, the Preferred Stock are recorded at their initial carrying value, net of offering costs of $0.8 million. The Series A Preferred Stock are not being accreted to redemption value, as the redemption is not probable. The Series A Preferred Stock are classified outside of members’ equity on the consolidated balance sheets. Refer to Note 14 for mezzanine equity presentation considerations for redeemable noncontrolling interest.
Business Combinations
The Company evaluates acquired practices in accordance with ASU 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
disposals of assets or businesses. Because substantially all of the value of each acquired practice did not relate to a similar group of assets and as each acquired practice contained both inputs and processes necessary to provide economic benefits to the Company, it was determined that each acquisition represents a business combination. Therefore, the transactions have been accounted for using the acquisition method of accounting, which requires, with limited exceptions, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Any excess of the consideration transferred over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction costs related to business combinations are expensed in the period in which they are incurred.
Offering Costs
The Company defers specific incremental costs directly attributable to proposed offerings of securities. These costs consist of legal, accounting, and other similar expenses incurred through the balance sheet date that are directly related to a potential offering. If the offering is completed, these costs will be charged against the gross proceeds of the offering. These offering costs will be allocated to the separable financial instruments issued in the transaction on a relative fair value basis of the securities issued, compared to total proceeds received. Offering costs associated with any instruments classified as liabilities will be expensed as incurred, presented as non-operating expenses in the condensed consolidated statement of operations and comprehensive loss.
During the nine months ended September 30, 2023, the Company incurred additional deferred offering costs of approximately $0.8 million which were recorded as an offset to the net proceeds of the AON LLC Class C Units (discussed below) in mezzanine equity on the condensed consolidated balance sheet at September 30, 2023. At December 31, 2022, the Company had incurred approximately $0.3 million of offering costs, which are included in other assets in the accompanying condensed consolidated balance sheets.

As discussed in Note 1, on June 7, 2023, AON LLC issued Redeemable Convertible Preferred Class C Units (“Class C Units” or “AON LLC Class C Units”) for net proceeds of approximately $64.5 million ($65.0 million in gross proceeds, net of $0.5 million in offering costs). The Company determined that an additional $0.3 million of costs incurred through June 7, 2023 related to the process of raising the proceeds generated by the issuance of the Class C Units. Accordingly, these deferred offering costs have been reclassified from other assets to mezzanine equity, for a total of $0.8 million in Class C Unit offering costs. The Class C Units were subsequently converted to AON LLC Series A Preferred Units upon the Closing of the Business Combination, which were subsequently exchanged for Series A Preferred Stock.
Professional Liability
The Company maintains insurance policies for exposure to professional malpractice insurance risk. The limits of malpractice insurance provide each physician/advanced practice provider with a dedicated $1.0 million limit per claim and a $3.0 million limit in the aggregate per policy period – on a first dollar basis, as no deductible applies. The policy further then extends coverage to the Company, by providing a $2.0 million limit per claim and a $4.0 million limit in the aggregate per policy period - on a first dollar basis, additionally, as no deductible applies. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with a third-party actuary. The actuarial valuations consider a number of factors, including historical claims payment patterns, changes in case reserves and the assumed rate of increase in healthcare costs. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, due to the sensitive nature of this estimation technique, recorded reserves could differ from ultimate costs related to these claims due to changes in claims reporting, claims payment and settlement practices and differences in assumed future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities and included in accrued other. All other accrued unpaid claims and expenses are classified as long-term liabilities and included in other long-term liabilities. Insurance recoveries associated with the unpaid claims are classified as long-term assets included in other assets.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.
Accounting guidance establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

Level 2	Inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities being measured within the fair value hierarchy.
Our financial instruments include cash, short-term marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and contractual agreements that resulted in derivative liabilities. Our nonfinancial assets such as property and equipment are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.
The carrying amounts of cash, accounts receivable, accounts payable, notes receivable, and accrued expenses approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. We determine the fair value of long-term debt and marketable securities based on various factors including maturity schedules and current market rates.
See Note 6 for a discussion of the Company’s Level 1 and Level 2 Marketable Securities as of September 30, 2023. See below for a discussion of the Company’s Level 1 and Level 3 warrant liabilities as of September 30, 2023. As of December 31, 2022, there were no Level 3 financial instruments. There were no transfers between any levels of the hierarchy during any periods presented.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants and the Class B Prefunded Warrants, collectively referred to herein as “Warrants”, in accordance with ASC 815-40, “Derivatives and Hedging —- Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreements related to potential net cash settlement of the warrants upon an exchange or tender offer that may not result in a change in control of the entity precludes the warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as long term liabilities on the condensed consolidated balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss in the period of change.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

As of September 30, 2023, the Public Warrants were trading separately from the Class A Common Stock and the quoted market price was used to establish fair value. As such, the Public Warrants fair value was determined using a Level 1 input. The fair value of the Public Warrants is $1.4 million and recorded in other long-term liabilities on the condensed consolidated balance sheets.

Management has utilized the public warrant price to value the private warrants and believes the public and private warrants have materially consistent fair values given the existence of the make-whole redemption feature. As of September 30, 2023, a valuation of the private warrants was performed which confirmed the private warrant value was materially consistent with the public warrants. The details of this valuation are included in the paragraph below.

The fair value of the Private Placement warrants was determined using Level 3 inputs. As of September 30, 2023, the fair value of the Private Placement Warrants was estimated to be $1.0 million and recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value was estimated at September 30, 2023, using the Black-Scholes Option Pricing model using the following assumptions:
Expected annual dividend yield – 0.0%
                Expected volatility – 0.75%
                Risk-free rate of return – 4.60%
                Expected Option Term – 5.0

The AON Class B Prefunded Warrants are exercisable into one share of New AON Class B Common Stock. A share of New AON Class B Common Stock, together with an AON LLC Common Unit, may be exchanged for one share of New AON Class A Common Stock. Considering New AON Class B Common Stock has no economic rights and limited liquidity or value if the holder does not also possess an AON LLC Common Unit, and because the AON Class B Prefunded Warrants are exercisable into New AON Class B Common Stock, the Company has estimated fair value of the Class B Prefunded Warrants to be immaterial.
Earnings Per Share

The Company recast Historical AON LLC Equity as AON Inc. common equity for all periods prior to the Reverse Recapitalization, refer to Note 2. However, as 100% of the net losses of AON LLC prior to the Reverse Recapitalization were absorbed by the Legacy AON Shareholders, basic and diluted earnings (loss) per share is zero for the three and nine months ended September 30, 2022 and basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 represents only the period from September 21, 2023 to September 30, 2023, the period where the Company had earnings (loss) attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.

As discussed in Note 1, the Company has issued and outstanding Sponsor Earnouts, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC Topic 260, “Earnings Per Share,” the Sponsor Earnouts are excluded from weighted-average shares outstanding to calculate basic earnings (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Sponsor Earnouts will be included in weighted-average shares outstanding to calculate basic earnings (loss) per share as of the date of their stock price thresholds are met and they are no longer subject to forfeiture.

Basic and diluted earnings (loss) per share is computed by use of the two-class method as a result of outstanding Series A Preferred Stock, which accrue dividends at the annual rate of 8% of the original price per share, participate with common stock on all other dividends, and accordingly have participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 12). Under such method income available to common shareholders is computed by deducting both dividends declared or, if not declared,

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
accumulated on Series A Preferred Stock from net income. Loss attributable to common shareholders is computed by increasing net loss by such dividends. Since the participating Series A Preferred Stock has no contractual obligation to share in the losses of the Company, there is no loss allocation between Class A Common Stock and Series A Preferred Stock.

Basic earnings (loss) per share is based on the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted-average number of shares of Class A Common Stock used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of the Public and Private Warrants and Sponsor Earnout, if any, using the “treasury stock” method and the convertible Series A Preferred Stock and, exchangeable Class B Common Stock and Class B Prefunded Warrants, if any, using the “if-converted” method. Net earnings (loss) for diluted loss per share is adjusted for the Company’s share of AON LLC’s consolidated net earnings (loss), net of AON Inc. taxes, after giving effect to the Class B Common Stock and Class B Prefunded Warrants that are exchanged into potential shares of Class A Common Stock, Public and Private Warrants that are liability classified, and Series A Preferred Stock, to the extent it is dilutive.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, ‘‘Financial instruments-Credit Losses’’ (“ASU 2016- 13”). ASU 2016-13 requires entities to report ‘‘expected’’ credit losses on financial instruments and other commitments to extend credit rather than the current ‘‘incurred loss’’ model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. ASU 2016-13 is effective for the Company for annual reporting periods beginning after December 15, 2022. ASU 2016-13 was adopted by the Company effective January 1, 2023 with no material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides that an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
3.Reverse Recapitalization

As discussed in Note 1, AON LLC merged with DTOC, with AON LLC surviving the Merger. AON LLC is governed by a board of managers composed of three (3) persons that were designated by New AON and two (2) persons that were designated by holders of a majority of the AON LLC Common Units, held by members of AON LLC other than New AON. Management determined AON LLC was not a variable interest entity (Refer to Note 2), and as result, identified AON LLC as the accounting acquirer of the Merger in accordance ASC Topic 805. Management concluded that AON LLC was the accounting acquirer due to (i) the Legacy AON Shareholders, defined as the former AON Class A, Class A-1, and Class B unit holders, receiving the largest portion of the voting rights in the combined company, New AON, (ii) significantly all of the Legacy AON Shareholders retained their equity interest as stockholders in New AON, (iii) AON LLC’s operations prior to the Reverse Recapitalization comprising the only ongoing operations of New AON, (iv) the Legacy AON Shareholders have the right to appoint a majority of the directors of New AON, (v) the executive management of AON LLC will become the executive management of New AON and (vi) AON LLC is significantly larger than New AON in terms of revenue, total assets, and employees. Therefore, the Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with ASC Topic 805. New AON was treated as the “acquired” company for financial reporting purposes, and for accounting purposes, the Reverse Recapitalization was treated as the equivalent of AON LLC issuing stock for the net assets of New AON, accompanied by a recapitalization. The net assets of New AON were recorded at historical cost on the condensed consolidated balance sheet as of

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
September 20, 2023, the Closing Date of the Reverse Recapitalization, with no goodwill or other intangible assets recorded. For additional information on the capitalization of New AON and AON LLC immediately following the Closing of the Reverse Recapitalization, see Note 1.

The following table provides the historical cost of assets and liabilities of AON Inc. as of September 20, 2023.

As of September 30, 2023
Cash and Cash Equivalents	$1,493
Current Liabilities	(13,295)
Long Term Liabilities	(6,791)
Total Net Liabilities	$(18,593)

The Company recorded a Day 1 expense as of the Closing of the Business Combination equal to $18.2 million. Of that total amount, $13.0 million was recorded in transaction expenses on the condensed consolidated statement of operations and comprehensive loss. The remaining $5.2 million was recorded in other income (expense) net on the condensed consolidated statement of operations and comprehensive loss. This amount represented the loss on the issuance of Public and Private Warrants, as of the Closing, net of cash received. The Company also recorded a $4.3 million gain in other income (expense), net related to the change in the fair value of the Public and Private Warrants during the period of September 21, 2023 through September 30, 2023.
4.Variable Interest Entities
AOMC is a wholly owned subsidiary of AON LLC and neither AOMC nor AON LLC has ownership interest in AON Partners and Partners of Maryland. Both AON Partners and Partners of Maryland are fully owned by physicians. AON LLC operates its physician practices through the MSAs and other contractual agreements between AOMC, AON Partners, and Partners of Maryland. The responsibilities of AOMC include, but are not limited to, negotiating provider and payor contracts, employment and compensation decisions, billing and collections, furnishing all supplies and equipment necessary for the respective practice’s operations as well as, necessary real estate, contracting on behalf of AON Partners and Partners of Maryland, entering into leases, holding a power of attorney to perform the above activities, preparing, maintaining and administering all accounting records (including financial reporting), expense payment, and maintenance of all information systems/software. AON LLC is paid a management fee to compensate AOMC for the services provided. AON Central Services is 80% physician owned and 20% owned by AON LLC. AOMC entered into an agreement with AON Central Services, effective January 1, 2023, to provide qualified non-clinical and non-medical employees to AOMC to support the operation of the physician practices. AOMC pays a monthly management fee to AON Central Services equal to the aggregate cost of compensation, benefits and all other costs related to these employees. AON LLC invested $0.2 million in MIBA, a newly formed LLC, during the second quarter of 2023 in exchange for 56% equity ownership. The Company evaluated AON LLC’s relationship with MIBA under the VIE model and determined it was a VIE and the Company is the primary beneficiary based on its financial controlling interest.

Based on various quantitative and qualitative factors, including assessment of certain services performed and relationships held above, management has determined that AON Partners, Partners of Maryland, AON Central Services, and MIBA are all variable interest entities and AOMC is the primary beneficiary who holds the decision-making rights over the activities that most significantly impact the economic performance of AON Partners, Partners of Maryland, AON Central Services, and MIBA through the MSAs and other contractual agreements. Accordingly, the results of AON Partners, Partners of Maryland, AON Central Services, and MIBA have been consolidated with the Company for the three and nine month periods ended September 30, 2023 and 2022.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
The assets of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of September 30, 2023 and December 31, 2022, are as follows:

	As of September 30, 2023	As of December 31, 2022
Assets
Cash and cash equivalents	$33,083	$26,844
Accounts receivable	141,039	136,098
Inventories	37,844	36,476
Prepaid expenses and other current assets	869	846
Goodwill and intangibles, net	180	180
Other receivables	36,294	28,139
Other assets	2,014	1,489
Total assets	$251,323	$230,072
The liabilities of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of September 30, 2023 and December 31, 2022, are as follows:

	As of September 30, 2023	As of December 31, 2022
Liabilities
Accounts payable	$114,779	$102,783
Accrued compensation and benefits	22,747	6,021
Accrued other	16,038	15,926
Other long-term liabilities	137	452
Due to AON LLC and subsidiaries, net	134,344	128,204
Total liabilities	$288,045	$253,386
All intercompany transactions and balances with the VIEs are eliminated in consolidation.
5.Business Combinations
2022 Acquisitions
During the nine months ended September 30, 2022, the Company entered into a purchase agreement acquiring control of Northern Arizona Hematology and Oncology on January 1, 2022 for an aggregate purchase price of less than $0.1 million. Because the acquisition of Northern Arizona Hematology and Oncology was on the first day of the fiscal period, the Company’s results for the three and nine months ended September 30, 2022 include the results of the acquired practice.
In connection with each of the Company’s business combinations (the “Transactions”), the Company executed employment agreements with the selling physicians to become employees of AON Partners and/or Partners of Maryland. Additionally, for each transaction the Company and selling physicians entered into a separate unwind agreement granting each other a unilateral option that may be exercised by either party and effectively returns the acquired business to the selling physicians if exercised. In the event the Company or seller exercise their unwind rights, the selling physicians are required to repay the original purchase price for the assets that were sold in the Transaction plus any assets that were acquired after the Transaction, less any accumulated depreciation or amortization with respect to the assets. The selling physicians are also required to assume all contracts associated with their practice. Additionally, in the event of unwind, the selling physicians are entitled to any severance

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
amounts that are due to them under their employment agreement with AON Partners and their employment is terminated on the unwind date. As of September 30, 2023 and December 31, 2022, no liability has been recorded related to the unwind agreements as neither the Company nor any selling physicians have exercised their unwind rights and therefore no payments are considered probable to the selling physicians.
6.Marketable Securities
The following table summarizes the Company’s marketable securities financial assets that are measured at fair value on a recurring basis:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$28,272	$-	$-	$28,272
Money market funds	773	-	-	773
U.S. Treasury Bills	18,606	-	-	18,606
Level 1 total	$47,651	$—	$—	$47,651
Marketable securities
Level 2:
Corporate bonds	13,980	62	(38)	14,004
U.S. Treasury securities	11,981	52	(4)	12,029
Level 2 total	25,961	114	(42)	26,033
Total	$73,612	$114	$(42)	$73,684

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Money market funds	$109	$-	$-	$109
Marketable securities
Level 2:
Corporate bonds	7,742	6	(125)	7,623
U.S. Treasury securities	2,226	6	(4)	2,228
Level 2 total	9,968	12	(129)	9,851
Total	$10,077	$12	$(129)	$9,960
(1)Included in cash and cash equivalents in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.
(2)Cash equivalents as of September 30, 2023 included U.S. Treasury Bills with an initial maturity of 3 months or less and overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments sponsored by a large financial institution. The company had no such investments as of December 31, 2022.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments. The fair value of the Company’s Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.
The fair value of the Company’s marketable securities as of September 30, 2023, by remaining contractual maturities, were as follows:

	Corporate Bonds	U.S. Treasuries	Total
Due in one year or less	$4,805	$8,385	$13,190
Due in one to five years	9,199	3,644	12,843
Total	$14,004	$12,029	$26,033
7. Supplemental Condensed Balance Sheet Information
Other receivables
Other receivables consisted of the following at September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Rebates receivable	$36,556	$27,955
Other	191	246
Total other receivables	$36,747	$28,201
Inventory
Inventory consisted of the following at September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Intravenous drugs	$27,508	$25,674
Oral pharmaceuticals	10,336	10,802
Total inventories	$37,844	$36,476

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
Property and Equipment, net
Property and equipment, net consisted of the following at September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Leasehold improvements	$30,078	$26,076
Furniture, fixtures and equipment	2,722	2,669
Medical equipment	12,659	11,003
Computer equipment	3,325	3,115
Signs	147	129
Automobiles	59	69
Software	4,412	4,834
Construction-in-progress	6,150	1,433
Property and equipment, gross	59,552	49,328

Accumulated depreciation and amortization	(23,312)	(17,348)
Property and equipment, net	$36,240	$31,980
Accrued Other
Accrued other consisted of the following at September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Refund liability	$14,521	$14,544
Deferred social security taxes - COVID	-	378
Excise taxes payable	2,700	-
Current portion of finance lease liabilities	630	425
Other	5,126	2,453
Total accrued other	$22,977	$17,800

8. Long-term Debt
Debt consisted of the following at September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
PNC Facility	$81,250	$81,250
Total	81,250	81,250
Unamortized debt issuance costs	(825)	(949)
Total debt	$80,425	$80,301
Credit Facilities
On April 30, 2021, the Company entered into a Loan Facility with PNC (“PNC Loan Facility”) collateralized by the Company’s assets and outstanding patient accounts receivable. The PNC Loan Facility is guaranteed on a limited basis by the Company and shareholder of AON Partners and Partners of Maryland. $34.6 million of

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
proceeds from the PNC Loan Facility was used to pay off the Company’s previous term loans and revolver with Truist Bank. The remaining funds were made available for working capital and acquisition of additional physician practices.
The PNC Loan Facility is interest-only with total principal due at maturity on April 30, 2024. Interest originally accrued at one-month LIBOR or an alternate base rate plus 1.45%. The maximum balance of the PNC Loan Facility (“Borrowing Base”) is limited to the lesser of the Facility Limit ($65.0 million) or the fair value of the Company’s patient accounts receivable. The Company must maintain a balance of the lesser of the Borrowing Base or 65% of the Facility Limit in the first year and 75% of the Facility Limit in subsequent years (“minimum funding threshold”). The Company can repay the PNC Loan Facility up to the minimum funding threshold at any time without penalty. In accordance with the PNC Loan Facility, the Company pledged $10.0 million of collateral as restricted cash to be released quarterly in increments of $2.5 million. The restricted cash was fully released as of September 30, 2023 and December 31, 2022.
On April 30, 2021, the Company entered into a $5.0 million revolving line of credit agreement (“PNC Line of Credit”). The PNC Line of Credit has an expiration date of April 30, 2024 and originally bore interest at a rate per annum equal to the sum of the daily LIBOR rate plus 1.65% or an alternate base rate plus 0.65% and is due on the first day of each month beginning June 1, 2021. Any outstanding principal and accrued interest will be due on the expiration date. Beginning July 1, 2021, quarterly bank fees equal to 1.65% per day per annum are due in arrears and will continue on the first day of each quarter thereafter. All debt related to the PNC Line of Credit is collateralized by the Company’s assets. As of September 30, 2023 and December 31 2022, no draws had been made on the PNC Line of Credit. The Company is also subject to a 0.20% unused line fee calculated per annum on the unused balance of the PNC Line of Credit.
On July 29, 2021, the Company amended the PNC Loan Facility increasing the Facility Limit to $75.0 million. On February 14, 2022, the Company further amended the PNC Loan Facility and Line of Credit agreements. The primary changes included an increase of the Facility limit from $75.0 million to $125.0 million, an increase of the PNC Line of Credit availability from $5.0 million to $10.0 million, interest charges to be calculated based on the Bloomberg Short-Term Bank Yield Index plus 1.65% and certain financial covenants. As part of the amendment, the Company drew an additional $16.3 million in proceeds under the Loan Facility. On August 15, 2022, the PNC Loan Facility and Line of Credit agreements were amended again to reduce the availability under the PNC Line of Credit from $10.0 million to $1.0 million.
Effective November 23, 2022, the Company entered into Waiver and Amendment No. 6 (“Waiver and Amendment”) under its PNC Loan Facility as the Company was not in compliance with the Delinquency Ratio financial covenant for the period ending October 31, 2022 and the requirement to provide certain annual financial statements. The Waiver and Amendment waives each event of default and also revised future delinquency percentages and financial statement requirements.
On June 30, 2023, the Company entered into Amendment No. 7 (“Amendment 7”) to its PNC Loan Facility which extended the maturity date from April 30, 2024 to June 30, 2026. In connection with Amendment 7, the Company paid additional debt issuance costs of $0.4 million which will be amortized over the revised remaining life of the Loan Facility. In addition, Amendment 7 revised the definition of the minimum funding threshold to limit the threshold multiplier to 65% of the Facility Limit.
The PNC Loan Facility and PNC Line of Credit nonfinancial covenants include restrictions related to unpermitted property liens and the requirement of audited financial statements. Both agreements also contain several financial covenants, including the following ratios: accounts receivable default, delinquency, dilution, days sales outstanding, leverage, and fixed charge coverage. As of September 30, 2023, the Company was in compliance with all financial and nonfinancial debt covenants as required by both loan agreements.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

9. Income Taxes

The Company is a member of American Oncology Network, LLC, which is treated as a partnership for U.S. federal and certain state and local income taxes. As a partnership, American Oncology Network, LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by American Oncology Network, LLC is passed through to and included in the taxable income or loss of its members, including the Company, on a pro-rata basis.

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of American Oncology Network, LLC. Additionally, other corporate entities within the Company's structure are subject to income taxes. These corporate entities continue to generate losses and continue to maintain a valuation allowance against their net deferred tax assets.

The Company’s effective income tax rate was (1.1)% and —% for the three months ended September 30, 2023 and 2022, respectively. The provision for income taxes was $315 and $0 for the three months ended September 30, 2023 and 2022, respectively.

The Company’s effective income tax rate was (0.8)% and —% for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes was $315 and $0 for the nine ended September 30, 2023 and 2022, respectively.

The change to the income tax provision for the three and nine months ended September 30, 2023 compared to the income tax provision for the three and nine months ended September 30, 2022 was primarily a result of the transaction closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure.

The effective income tax rate for the three and nine months ended September 30, 2023 and 2022 differed from the federal statutory rate primarily due to certain legal entities in the Company's structure being treated as partnerships for income tax purposes and, therefore, a significant portion of its income not being subject to income tax. Additionally, certain corporate entities within the Company's structure continue to maintain a full valuation allowance against their net deferred tax assets.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

10. Leases
The Company currently leases office facilities and equipment for its practices under noncancelable operating and finance lease agreements expiring on various dates through 2038. Certain of the leases contain renewal options which are exercisable at the Company’s discretion. These renewal options are considered in determining the lease term if it is reasonably certain that the Company will exercise such options. Additionally, the Company leases certain other office and medical equipment under month-to-month lease agreements.
Right-of-use assets and lease liabilities consist of the following at September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Assets
Operating lease right-of-use assets, net	$46,138	$43,724
Finance lease right-of-use assets, net (included in property and equipment, net)	2,791	1,998
Total right-of-use assets	$48,929	$45,722

Liabilities
Current
Current portion of operating lease liabilities	$7,123	$9,177
Current portion of finance lease liabilities (included in accrued other)	630	425
Long-term	7,753	9,602
Long-term operating lease liabilities	42,261	37,224
Long-term finance lease liabilities (included in other long-term liabilities)	2,126	1,619
Total lease liabilities	$52,140	$48,445
The components of lease costs recognized in the condensed consolidated statements of operations and comprehensive loss consist of the following for the three and nine month periods ended September 30, 2023 and 2022 and are included in selling, general, and administrative expenses unless otherwise noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$2,820	$3,161	$8,361	$9,297
Finance lease costs
Amortization of finance lease right-of-use assets	122	185	354	413
Interest on finance lease liabilities (included in interest expense)	35	19	79	60
Variable lease costs	560	862	1,742	2,232
Total lease costs	$3,537	$4,227	$10,536	$12,002

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
The following table reconciles the undiscounted cash flows expected to be paid in each of the next five years and thereafter recorded in the condensed consolidated balance sheets for operating and finance leases as of September 30, 2023:

	Operating Lease	Finance Leases
2023 (remainder of year after September 30, 2023)	$1,679	$188
2024	10,940	753
2025	9,830	731
2026	9,413	492
2027	8,194	428
Thereafter	24,154	528
Total lease payments	64,210	3,120
Less: amount representing interest	(14,826)	(364)
Present value of lease liabilities	49,384	2,756
Less: current portion of lease liabilities	(7,123)	(630)
Long-term lease liabilities, net of current portion	$42,261	$2,126
The weighted-average remaining lease term as of September 30, 2023 and December 31, 2022 was 7.01 years and 5.68 years for operating leases and 5.00 years and 5.37 years for finance leases, respectively. The weighted-average discount rate as of September 30, 2023 and December 31, 2022 was 6.56% and 4.88% for operating leases and 5.12% and 3.60% for finance leases, respectively.
The cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,678	$9,788
Operating cash flows from finance leases	79	60
Financing cash flows from finance leases	387	321
ROU assets obtained in exchange for new operating lease liabilities	9,862	9,771
ROU assets obtained in exchange for new finance lease liabilities	1,103	-
At September 30, 2023, the Company had entered into two sixty-month finance leases for medical equipment that had not yet commenced. The future commitments related to these leases are approximately $3.8 million and the Company expects to take control of the leased assets early in the fourth quarter.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

11. Related Parties
Transactions Notes Receivable
The Company enters into promissory notes with physicians of the Company. The notes receivable balances are satisfied through cash payments or settlements through the physicians’ compensation as part of their employee agreement. The notes receivable are amortized over a 60-month period as a reduction of compensation. The notes bear interest at the Company’s incremental borrowing rate (7.14% at September 30, 2023 and 1.57% at December 31, 2022, respectively).

	As of September 30, 2023	As of December 31, 2022	Original Principal	Issue Date	Maturity Date
Notes receivable
Note 2	$1,027	$1,057	$5,355	5/1/2019	4/30/2024
Note 3	42	119	491	6/1/2019	5/31/2024
Note 6	-	351	1,111	5/22/2020	5/22/2023
Note 8	2,065	2,221	2,816	5/1/2020	5/1/2025
Note 9	-	125	125	1/24/2022	6/30/2023
Total notes receivables	3,134	3,873
Less: Current portion of notes receivable	$(1,630)	(1,797)
Notes receivable, less current portion	$1,504	$2,076
Leases
The Company has operating leases for ten of the office facilities owned by employees of the Company. Total cash was approximately $0.6 million and $1.9 million paid for leases to related parties for the both the three and nine months ended September 30, 2023 and 2022, respectively.
Inventory Purchases/Concentration Risk
The Company purchases the majority of pharmaceuticals inventory from a subsidiary under common control of a Legacy AON Shareholder. During the three and nine months ended September 30, 2023 and 2022, the Company purchased from the related party approximately $268.0 million and $239.0 million and $774.0 million and $682.0 million, respectively. These purchases were approximately 86% and 89% and 88% and 86% as a percentage of cost of revenue for the three and nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, the Company had $113.0 million and $102.1 million, respectively, included in accounts payable for invoices from the related party, representing 94% of accounts payable at each period-end.

12. Equity

Prior Period Presentation

For periods prior to the Reverse Recapitalization, AON LLC had equity and stock-based compensation described below authorized, issued and outstanding. As discussed in Note 1, upon the Closing of the Business Combination, Legacy AON Shareholders received Class A Common Stock, Class B Common Stock, or Class B Prefunded Warrants and AON LLC reclassified their existing Class A, Class A-1, and Class B Units into AON LLC Common Units, pursuant to the terms of the Business Combination Agreement.

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

The Company recasted Historical AON LLC Equity outstanding for the periods prior to the Reverse Recapitalization, equal to the Per Company Unit Exchange Ratio, pursuant to the Business Combination, that was applied to the Class A, Class A-1, and Class B Units. The historical AON LLC units disclosed in this note give effect to the conversion for all periods presented, as follows.

Class A Units

AON LLC had authorized 19,495,376 units of Class A Units, of which 19,495,376 units were issued and were outstanding as of December 31, 2022.

Class A-1 Units

AON LLC had authorized 3,000,245 units of Class A-1 Units, of which 1,842,520 units were issued and were outstanding as of December 31, 2022.

Class B Units (Profit Interest)

The Class B units were issued through the 2017 Profits Interest Plan adopted by the Company in October 2017. The Class B Units represented a non-voting equity interest in AON LLC that entitled the holder to appreciation in the equity value of AON LLC arising after the date of grant and after such time as an applicable hurdle amount is met. AON LLC recognized the cost of services received in exchange for Class B Units based on the grant-date fair value. That cost was recognized over the period during which the service provider is required to provide service in exchange for the award over the requisite service period or based on performance. AON LLC used the Black-Scholes-Merton pricing model to estimate the fair value of profits interest unit awards. On an as converted basis, as of December 31, 2022, AON LLC issued 5,614,176 Class B Units, of which 4,703,628 were vested and outstanding; the remaining 910,548 of Class B units vested upon consummation of the Business Combination. The stock compensation expense that was recognized for the vesting of the Class B Units was less than $0.1 million.

The following table summarizes the changes to AON LLC’s Class A, Class A-1, and Class B Units for the three and nine months ended September 30, 2023, and 2022.

in thousands, except for share and per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class A Units, value
Beginning of Period	$7,725	$7,725	$7,725	$7,725
Issuance of Units	—	—	—	—
Impact of the Reverse Recapitalization	(7,725)	—	(7,725)	—
End of Period	$—	$7,725	$—	$7,725

Class A Units, units
Beginning of Period	19,495,376	19,495,376	19,495,376	19,495,376
Issuance of Units	—	—	—	—
Impact of the Reverse Recapitalization	(19,495,376)	—	(19,495,376)	—
End of Period	—	19,495,376	—	19,495,376

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

in thousands, except for share and per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class A-1 Units, value
Beginning of Period	$31,040	$28,500	$28,500	$28,500
Issuance of Units	7,185	—	9,725	—
Impact of the Reverse Recapitalization	(38,225)	—	(38,225)	—
End of Period	$—	$28,500	$—	$28,500

Class A-1 Units, units
Beginning of Period	2,281,696	1,842,520	1,842,520	1,842,520
Issuance of Units	718,549		1,157,725
Impact of the Reverse Recapitalization	(3,000,245)		(3,000,245)
End of Period	—	1,842,520	—	1,842,520

in thousands, except for share and per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class B Units, value
Beginning of Period	$80	$90	$80	$80
Equity based compensation	10	5	10	15
Impact of the Reverse Recapitalization	(90)	—	(90)
End of Period	$—	$95	$—	$95

Class B Units, units
Beginning of Period	4,703,628	4,703,628	4,703,628	4,703,628
Units Vested	910,548	—	910,548	—
Impact of the Reverse Recapitalization	(5,614,176)	—	(5,614,176)	—
End of Period	—	4,703,628	—	4,703,628

Class B-1 Units

In June and July of 2023, the Company granted a total of 415 AON LLC Class B-1 Units to certain employees under the 2017 Profits Interest Plan (the “Plan”). The Class B-1 Units vested upon the consummation of the Business Combination, therefore, $4.9 million of expense has been recognized in the condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2023. Upon the closing of the Business Combination, the vested Class B-1 Units were reclassified to AON LLC Common Units and exchanged for newly issued shares of Class A Common Stock equal to the Per Company Unit Exchange Ratio, pursuant to the Business Combination Agreement, which resulted in the issuance of 1,047,343 shares of New AON Class A Common Stock.

Mezzanine Equity Class C Units

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
As described in Note 1, the AON LLC Class C Units were converted into AON LLC Series A Preferred Units as of the Closing Date. Concurrently, New AON issued a number of shares of New AON Series A Preferred Stock equal to the number of AON LLC Series A Preferred Units held by the AON Class C Preferred Investor to AEA Growth Management LP, the parent of AON Class C Preferred Investor (“AEA Growth”) in exchange for all the shares of common stock held by AEA Growth in the AON Class C Preferred Investor. Promptly after the First Step, the AON Class C Preferred Investor merged with and into New AON whereby the separate existence of the AON Class C Preferred Investor ceased and New AON held all the AON LLC Series A Preferred Units. On an as converted basis, as of September 20, 2023, 6,651,610 Series A Preferred Stock were issued to AEA Growth Management LP.

The AON LLC Class C Units were contingently redeemable convertible preferred units and classified as mezzanine equity on the condensed consolidated balance sheet as of June 30, 2023 because the units were redeemable five years from the issuance date, at the option of the holder. As of June 30, 2023, the AON LLC Class C Units were recorded at their initial carrying value, net of offering costs. The Class C Units were not being accreted to redemption value, as the redemption was not probable due to the removal of the redemption right pursuant to the Business Combination. See discussion below.

The Class C Units had materially the same rights as the Series A Preferred Stock issued by the Company to AEA Growth Management LP, the parent of the AON Class C Preferred Investor, with the exception of the “AON LLC Class C Unit Redemption Right” and the “Class C Option to Purchase Additional Shares”, discussed below. Further, the Class C Units did not contain a mandatory conversion feature that allowed AON LLC to force the Class C Investor to convert the Class C Units into another equity unit in AON LLC and the Class C Units did not have a one time conversion price adjustment.

Class C Unit Redemption Right

After the fifth anniversary of the Effective Date (June 7, 2028), the holders of a majority of the Class C Units had the right to cause the Company to redeem all of the Class C Units. The redemption price per Class C Unit was equal to the greater of (i) the Class C Liquidation Preference and (ii) the Fair Market Value of a Class C Unit (the “Class C Redemption Price”). The Class C Liquidation Preference is defined as an amount equal to the sum of (a) the Class C Preferred Return of such Class C Member and (b) the amount of such Class C Member’s Net Invested Capital Contributions of $65.0 million. The Class C Unit Preferred Return is defined as the cumulative, semiannually-compounded return of 8% per annum based on the original Net Invested Capital Contributions of $65.0 million. The Class C Unit Redemption Right was removed as of the Closing of the Business Combination.

Class C Unit Option to Purchase Additional Units

In accordance with the terms of the Amended and Restated Class C Convertible Preferred Unit Purchase Agreement dated June 7, 2023, the Class C Preferred Investor had an option to purchase an additional 378 AON Class C Units until the Closing of the Business Combination at a purchase price of $26,423 per Unit (“Option Feature”). The Company determined that this Option Feature was required to be accounted for as a derivative in accordance with ASC 815. The fair value of the derivative was estimated to be $1.4 million as of June 30, 2023. The Class C Preferred Investor did not exercise this option prior to the Closing of the Business Combination. As a result, the Company recognized a gain of $1.4 million in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2023. The Class C Unit Option expired as of the Closing of the Business Combination.

Series A Preferred Stock (Mezzanine Equity)

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which outside of the Company’s control). As a result, the Company has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. At the closing of the Business Combination, the Company exchanged existing AON LLC Class C Units for Series A Preferred Stock in the Company. Based on the qualitative changes to the instrument, this exchange is

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
considered an extinguishment for accounting purposes, with the Company recording a deemed dividend of $2.1 million to account for the difference between the carrying value of the Class C Units and the fair value of the Series A Preferred Stock at the transaction date. This amount is reflected in the condensed consolidated statements of mezzanine and stockholders’ equity as part of the reverse recapitalization, net. See further discussion on the PIK Dividend discussed below.

The Series A Preferred Stock are not being accreted to redemption value, as the Series A Preferred Stock are not redeemable, nor are they probable of becoming redeemable.

Dividends

The Series A Preferred Stock accrue dividends at a cumulative, semiannually-compounded return of 8% per annum based on the original Net Invested Capital Contributions from the Class C Units of $65.0 million. These dividends may be paid in cash or accumulate into the Accrued Value at the option of New AON. The accrual shall be calculated on June 30 and December 31 and with respect to the semiannually-compounded return, no interest is required to be paid on any present or future Series A Preferred Stock accrued dividends. The Series A Preferred Stock also participate in distributions with the Class A Common stockholders.

On September 20, 2023, the Company issued 6,651,610 Series A Preferred Stock to AEA Growth Management LP. The number of Series A Preferred Stock shares issued at the Closing of the Business Combination was equal to the aggregate Class C Liquidation Preference pursuant to the Business Combination Agreement. As a result, the issuance of the Series A Preferred Stock effectively included an in-kind payout (“PIK”) of the accrued dividend since the calculation of the amount issued was based on the Class C Liquidation Preference. As of the Closing, the Company recorded a dividend of 151,610 Series A Preferred Stock PIK shares with respect to the accrued dividends on the Series A Preferred Stock (the "PIK Dividend").

Voting

The holders of the Preferred Stock are entitled to elect and appoint one of the directors (“Series A Director”) to the Board of Directors. All other directors are appointed by the Class A and Class B Common stockholders. There are no restrictions on which matters the Series A Preferred stockholders are entitled to vote. The Series A Preferred stockholders are entitled to the number of votes equal to the number of shares of Common Stock into which the Series A Preferred Stock would be convertible on the record date of the vote.

Conversion Rights

The Series A Preferred Stock is convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder, into such number of fully-paid Class A Common Stock as is determined by dividing the Accrued Value by the Conversion Price in effect at the time of conversion (“Conversion Ratio”). The Accrued Value is the Original Issue Price (which is $10.00 per share of Preferred Stock, as adjusted for any stock split, stock dividend, combination, or other recapitalization) plus any unpaid dividends, compounded semi-annually. The Conversion Price is initially $10.00 per Preferred Share subject to adjustment for dilutive issuances of additional shares, dividends to common stockholders, stock splits, mergers, and a five-year anniversary special adjustment based on the volume weighted average price of the common stock. These dividends may be paid in cash or accumulate into the Accrued Value, at the option of New AON, on June 30 and December 31 of each year. The Conversion Rights shall terminate at the close of business on the day prior to the date of a Change of Control.

If at any time on or after the 30th day after the five-year anniversary of the issue date, any of the Series A Preferred Stock remain outstanding and the 30-Day VWAP of the Common Stock is less than $10.00 (as adjusted for any stock split, stock dividend, combination, or other recapitalization or reclassification), then the Conversion Price shall be adjusted to the greater of (x) the 30-Day VWAP on such date of determination and (y) $5.00 (as adjusted for any stock split, stock dividend, combination, or other recapitalization or reclassification).

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
New AON also has the right on or after the third-year anniversary of the date of issuance to cause all (but not less than all) of the outstanding shares of Series A Preferred Stock to be converted into shares of Class A Common Stock for each share of Series A Preferred Stock at the Conversion Ratio detailed above. The Company may only convert shares of Series A Preferred Stock into shares of Common Stock if the 30-Day VWAP of the Common Stock immediately prior to the Company Conversion Date is greater than $16.00 (as adjusted for any stock split, stock dividend, combination, or other recapitalization).

Liquidation Preferences

In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company or an Initial Public Offering (IPO) or Exit Event, the Series A Preferred Stock have preferential liquidation rights. If a Deemed Liquidation Event were to occur, each Series A Preferred stockholder is entitled to be paid out of the assets of the Company available for distribution, equal to the greater of the following:

(i) The Original Issue Price of $10 per Series A Preferred Stock multiplied by the Applicable Percentage plus any Accrued Dividends on such share of Series A Preferred Stock; or

(ii) Such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into Common Stock immediately prior to such Deemed Liquidation Event.

The Series A Preferred Stock Applicable Percentage is defined as a percentage equal to (a) one hundred twenty-five percent (125%) if an Exit Event, dissolution, liquidation, or winding-up occurs prior to June 7, 2024, (b) one hundred twenty percent (120%) if an Exit Event, dissolution, liquidation, or winding up occurs after June 7, 2024, but prior to June 7, 2025, (c) one hundred fifteen percent (115%) if an Exit Event, dissolution, liquidation, or winding-up occurs after June 7, 2025, but prior to June 7, 2026, (d) one hundred ten percent (110%) if an Exit Event, dissolution, liquidation, or winding up occurs after June 7, 2026, but prior to June 7, 2027, (e) one hundred five percent (105%) if an Exit Event, dissolution, liquidation, or winding-up occurs after June 7, 2027, but prior to June 7, 2028, (f) one hundred percent (100%) if an Exit Event, dissolution, liquidation, or winding-up occurs after June 7, 2028.

Distributions to Class A and Class A-1 Members

On March 4, 2020, the AON LLC entered into the Second Amended and Restated Limited Liability Agreement (“Second Operating Agreement”) which established another class of equity, Class A-1 Units. The Second Operating Agreement provided, among other things, that the Class A and A-1 Units would receive a cumulative, annually-compounded, preferred return of 8.0% and 4.0%, respectively, on capital contributions when and if distributions are declared by the Board of the Company.

Prior to the issuance of the Class C Units on June 7, 2023 as discussed above, the Class A and A-1 unitholders were paid a cash distribution of $4.0 million and $4.1 million, respectively, representing the cumulative accrued preferred return to June 7, 2023.

On June 7, 2023, in connection with the issuance of the Class C Units, AON LLC entered into the Third Amended and Restated Limited Liability Agreement (“Third Operating Agreement”) which, among other things, eliminated any provisions for future preferred returns on Class A and A-1 units.

Class A-1 Anti-Dilution Feature

Prior to the Closing, in the event AON LLC, prior to a Qualified IPO, issued additional membership equity (“Additional Issuance”) at a valuation that represents a purchase price that is less than the New Unit Purchase Price, as defined, AON LLC was obligated to issue additional Class A-1 Units, for no consideration, such that the Class A-1 unitholder maintains the same percentage ownership as prior to the Additional Issuance (“Anti-Dilution Feature”).

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
The Company determined that the Anti-Dilution Feature met the definition of a derivative in accordance with ASC 815. The total loss on derivatives for the three months and nine months ended September 30, 2023 relating to this feature is $4.7 million and $9.8 million, respectively, and was recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.

As a result of the Anti-Dilution Feature, upon the issuance of the Class C Units on June 7, 2023 and the Closing of the Business Combination on September 20, 2023, the Company issued an additional 174 and 284 Class A-1 Units, that were subsequently converted into 439,176 and 718,549 AON Common Units using the Per Company Unit Exchange Ratio, pursuant to the Business Combination Agreement. The total fair value of the issuance of additional Class A-1 shares on June 7, 2023 and September 20, 2023 was $2.5 million and $7.2 million, respectively, for a cumulative $9.7 million recorded as Class A-1 member equity in the condensed consolidated statements of mezzanine and stockholders’ equity. Upon the Closing of the Business Combination, the Class A-1 Anti-dilution Feature was eliminated and the derivative liability was fully extinguished.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock and represents the period from September 21, 2023 to September 30, 2023, the period where the Company had Class A and Class B common stock outstanding. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As such, basic and diluted loss per share is computed using the two-class method. For additional information, see Notes 1 and 2.

Basic loss per share is based on the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of Class A Common Stock used for the basic loss per share calculation, adjusted for the dilutive effect of Public and Private Warrants and Sponsor Earnouts, if any, using the “treasury stock” method and the convertible Series A Preferred Stock, Class B Common Stock, and Class B Prefunded Warrants, if any, using the “if-converted” method. Net loss for diluted loss per share is adjusted for the Company’s share of AON LLC’s consolidated net loss, net of AON Inc. taxes, after giving effect to Class B Common Stock and Class B Prefunded Warrants that are exchanged into potential shares of Class A Common Stock, Public and Private Warrants that are liability classified, and Series A Preferred Stock that accrue dividends, to the extent it is dilutive.

Net loss attributable to Class A Common Stockholders for basic and diluted loss per share $ (1,791,768)
Series A Deemed Dividend (2,089,000)
Series A Preferred Cumulative Dividends (133,032)
Undistributed Net Loss attributable to Class A Common Stockholders $ (4,013,000)

Weighted-average shares for basic and diluted loss per share 6,614,229
Basic & Diluted loss per share of Class A Common Stock $ (0.61)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share for the period presented as they were anti-dilutive. Note that the Sponsor Earnouts are excluded from the calculation of weighted-average shares for diluted loss per share as the contingency had not been met as of the period end.

Series A Preferred Stock                                  6,651,610

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)
Class B Common Stock                             25,109,551
Class B Prefunded Warrants                         3,000,245
Public and Private Warrants                         14,450,883

14. Redeemable Noncontrolling Interest

Legacy AON Shareholders own 28,109,796 AON LLC Common Units, equal to a 67.9% of the economic interest in AON LLC. Legacy AON Shareholders also own 25,109,551 shares of Class B Common Stock and 3,000,245 Class B Prefunded Warrants, which, together with the AON LLC Common Units, may be redeemed at the option of the Legacy AON Shareholder on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by New AON. If New AON elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than ten (10) business days after the redemption notice date. Upon the redemption of the AON LLC Common Units and Class B
Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. The redemption value is determined based on a five-day volume weighted average price (”VWAP”) of the Class A common shares, subject to customary conversion rate adjustments for share splits, share dividends, and similar events affecting Class A Common Stock.

When applying SEC guidance concerning mezzanine classification, the Company understands that due to the NCI holders having control of the Board, if there is a sequence of remotely possible events that could trigger a redemption, this requires the instrument to be classified as temporary equity, without any regard to probability. Accordingly, though the redemption would require such a remotely possible sequence of events, and such remote sequence of events would also require, in management’s view, the Company to take extraordinary actions in order to allow such sequence of events to be remotely possible, the noncontrolling interest is currently classified as temporary equity. In the event that the Legacy AON Shareholders own less than 50% of the outstanding economic interest in AON LLC Common Units due to future redemptions, the noncontrolling interest will be presented as permanent equity.

The redeemable noncontrolling interest is recognized at the greater of (1) its initial fair value plus accumulated earnings/(losses) associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2023, the redeemable noncontrolling interest was recorded based on its redemption value of $369.3 million which exceeded its carrying value by $344.3 million. This measurement adjustment decreased additional paid in capital by $17.6 million and retained earnings (deficit) by $326.7 million.

The following table summarizes the economic ownership of AON LLC, for the period beginning September 20, 2023, the Closing Date of the Reverse Recapitalization, and ending September 30, 2023 (Refer to Note 1).

American Oncology Network, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) ($ in thousands, except share and per share data)

	Period beginning September 20, 2023 and ending September 30, 2023
	AON LLC Units
	AON Inc.	Legacy AON Shareholders	Total
Beginning of Period	—	—	—
Common Units Issued(1)	6,614,229	28,109,796	34,724,025
Series A Preferred Units Issued	6,651,610	—	6,651,610
Total Units Issued	13,265,839	28,109,796	41,375,635
End of Period	13,265,839	28,109,796	41,375,635
Allocation of income to controlling and noncontrolling interests	32.1%	67.9%	100%
Allocation of losses to controlling and noncontrolling interests(2)	19.0%	81.0%	100%
(1) The 6,614,229 of AON Inc. Common Units excludes 2,839,375 units, which is equivalent to the number of Sponsor Earnout Shares, that do not participate in profits and losses and are not included in the controlling interest percentage.

(2) As discussed in Note 13, Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As a result, the consolidated net loss of AON LLC, during the period of September 21, 2023 through September 30, 2023, were allocated to the NCI to reflect the absorption of the Legacy AON Shareholders to a portion of the consolidated net loss of AON LLC. Net losses were not attributed to Series A Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which AON’s management believes is relevant to an assessment and understanding of AON’s results of operations and financial condition. You should read the following discussion and analysis of AON’s financial condition and results of operations together with AON’s condensed consolidated unaudited financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 that are included in this Quarterly Report, and its audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, together with the related notes thereto, included in the proxy statement/prospectus of Digital Transformation Opportunities Corp., dated July 18, 2023, which is available on the SEC’s website at www.sec.gov (the “Proxy Statement/Prospectus"). This discussion and analysis should also be read together with the description of AON’s business in the section entitled “Information About AON” in the proxy statement/prospectus.

In addition, the following discussion and analysis of AON Inc.’s financial condition and results of operations also contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. The following should be read in conjunction with the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Unless otherwise indicated or the context otherwise requires, references in this AON Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “AON,”, “AON, Inc.”, “New AON”, “we,” “us,” “our,” the “Company,” and other similar terms refers to American Oncology Network, Inc., its consolidated subsidiaries and variable interest entities.
Overview
Since its inception in 2018, AON has offered an innovative model of physician-led, community-based oncology management. AON preserves and elevates community oncology by helping its physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. We are an alliance of physicians and veteran healthcare leaders partnering to ensure the long-term success and viability of oncology diagnosis and treatment in community-based settings. As of September 30, 2023, we have approximately 109 physicians and 95 advanced practice providers across 85 locations in 19 states and the District of Columbia. Our robust platform provides oncology practices with comprehensive support, access to revenue- diversifying adjacent services and practice management expertise to empower physicians to make cancer care better for every patient.
Our mission is to provide high quality, cost effective cancer care close to where patients live and work. We believe the key to accessible and equitable healthcare lies in the strength of community healthcare practices and we are committed to closing the gap in cancer care to ensure every patient has access to the optimal, comprehensive care needed to help in their fight against cancer. To accomplish this, we have practices in some of the most densely populated cities as well as rural areas where medical resources are scarce. We deliver cancer care innovation by bringing new treatments to the forum and also by ensuring access to the necessary adjacent services to provide comprehensive quality cancer care and preserving the delivery of personalized cancer care in the community oncology setting.
Through access to care-enhancing patient services such as a centralized specialty pharmacy, wide ranging clinical lab and pathology services, clinical research, diagnostic imaging, a fully integrated technology platform anchored by an oncology- specific electronic medical record system, as well as a caring management team and a variety of financial assistance programs, our patients receive expert cancer care at each of our clinics.
We provide patients a variety of services to enhance patient care throughout the healthcare journey: high-quality and timely laboratory services for routine and specialized testing; in-house professional and technical pathology services providing complete, accurate and timely pathology reports; in-house specialty pharmacy with patient education, financial assistance, and 24/7 patient assistance; and care management support services including nutrition guidance.
As the future of healthcare continues to transition from volume to value, we are at the forefront of this initiative by ensuring we remain focused on care quality over care quantity and maintaining a patient-first mentality. Through an integrated system of seamless communication, coordination and patient care for better health outcomes, AON practices benefit from decreased expenditures through the implementation of centralized administrative services, processes, and technologies designed to support effective decision- making such as optimal pricing on drugs and medical supplies. Our patients benefit through our 24/7 clinical care support leading to a reduction in unnecessary emergency room visits and admissions and enhanced care quality. Ultimately, the payors benefit from more efficient delivery of high-quality, comprehensive services comparable to any hospital system at a lower cost point.
Though our network spans the country, our clinicians are interconnected and focused on driving change not just at their local clinics, but throughout our network. Our Network Practices not only unite in collaboration through a physician advisory board, but they also remain at the forefront of new discoveries and findings by expanding and improving cancer treatment options for every patient through a Pharmacy and Therapeutics Committee that continuously updates its formulary in real time as advanced therapeutics come to market and through participating in clinical research to ensure we remain on the cutting edge of cancer protocols. Patients benefit from convenient access to clinical trials that we participate in without the need to travel to large cities or tertiary cancer care facilities, and personalized care by matching a patient’s cancer to a tailored therapy using molecular profiling.
We have invested significantly in a resilient, integrated technology platform to support the practices which includes a fully integrated electronic health record and a robust decision support tool and analytics engine. Our development of compliance materials ensures consistency and optimal patient experiences that meets or exceeds the Office of Inspector General (“OIG”) guidelines.
We believe that our position in the market and focus on elevating the state of oncology care with our affiliated providers bodes well for future growth. Our proprietary technology platform supports this growth and enables the Network Practices to standardize and deliver consistent care at scale. We believe that our model will support growth into new markets and allow us to continue to service more patients across the United States.

The Business Combination
Digital Transformation Opportunities Corp. (“DTOC”), American Oncology Network, LLC (“AON LLC”), GEF AON Holdings Corp. (“AON Class C Preferred Investor”), and DTOC Merger Sub, Inc., a direct, wholly owned subsidiary of DTOC (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of June 14, 2023 (which further amended and restated the Business Combination Agreement entered into by DTOC and AON as of October 5, 2022, and amended and restated on January 6, 2023, and April 27, 2023), pursuant to which, among other transactions, on September 20, 2023 (the “Closing Date”), DTOC and AON undertook a series of transactions (the “Business Combination”) resulting in the organization of the combined post-business combination company as an umbrella partnership C corporation, in which substantially all of the assets and the business of the combined company are held by AON LLC, and DTOC became a member of AON LLC. In connection with the closing of the Business Combination (“the Closing”), DTOC changed its name to “American Oncology Network, Inc.”. The Business Combination was completed on September 20, 2023.

As a result of, and in connection with, the Closing, among other things, (i) AON LLC amended and restated its operating agreement (the “Amended and Restated AON LLC Agreement”) to reclassify its existing Class A units, Class A-1 units and Class B units into a single class of AON LLC common units (“AON LLC Common Units”) that can be exchanged on a one-to-one basis for shares of New AON Class A common stock (“New AON Class A Common Stock”) and its existing AON LLC Class C units into AON LLC Series A preferred units (AON LLC Series A Preferred Units”); (ii) AON LLC converted profit pool units of certain of AON LLC’s subsidiaries into an equal number of AON LLC Common Units and shares of New AON Class B common stock (“New AON Class B Common Stock”), which together are exchangeable into shares of New AON Class A Common Stock (together with the New AON Class B Common Stock, the “New AON Common Stock”); (iii) New AON amended and restated its charter (the “Charter”) to provide for (a) the conversion of all existing shares of DTOC Class B common stock into shares of New AON Class A Common Stock on a one-to-one basis, (b) amendment of the terms of New AON Class B Common Stock to provide holders voting rights but no economic rights and (c) designation of a new series of New AON preferred stock as Series A convertible preferred stock (the “New AON Series A Preferred Stock” or “Series A Preferred Stock") with such rights and preferences as provided for in the certificate of designation of the New Aon Series A Preferred Stock (the “New AON Series A Certificate of Designation”); and (iv) among other things, (a) AON LLC issued common units to New AON in exchange for a combination of cash and shares of New AON Class B Common Stock and warrants to acquire shares of New AON Class B Common Stock (the “Class B Prefunded Warrants”), (b) New AON was admitted as a member of AON LLC, (c) AON LLC distributed shares of New AON Class B common stock or Class B Prefunded Warrants, as applicable, to AON LLC equity holders, (d) New AON reserved a specified number of additional shares of New AON Class A Common Stock after the Closing for issuance to eligible participants, (e) Merger Sub merged with and into the AON Class C Preferred Investor whereby the separate existence of Merger Sub ceased and New AON issued a number of shares of New AON Series A Preferred Stock equal to the number of AON LLC Series A preferred units held by the AON Class C Preferred Investor to

AEA Growth Management LP, the parent of AON Class C Preferred Investor (“AEA Growth”) in exchange for all the shares of common stock held by AEA Growth in the AON Class C Preferred Investor (the “First Step”), (f) promptly after the First Step, the AON Class C Preferred Investor merged with and into New AON whereby the separate existence of the AON Class C Preferred Investor ceased and New AON held all the AON LLC Series A preferred units and (g) from and after the Closing (but subject to lock-up restrictions), the AON LLC common equity holders (other than New AON), referred to herein as “Legacy AON Shareholders” (former AON LLC Class A, Class A-1, and Class B unit holders), will have the right (but not the obligation) to exchange AON LLC Common Units together with an equal number of shares of New AON Class B Common Stock (whether held directly or indirectly through Class B Prefunded Warrants) for shares of New AON Class A Common Stock.

In addition, in connection with the Closing, DTOC completed the offer to the holders of AON LLC Class B-1 units to exchange their AON LLC Class B-1 units for such number of newly issued shares of New AON Class A Common Stock equal to the ratio set forth in the Business Combination Agreement (such offer, the “Exchange Offer”). DTOC and AON LLC solicited consents from the holders of AON LLC Class B-1 units to make certain amendments to the terms of the awards and the unit grant agreements pursuant to which the AON LLC Class B-1 units were granted, which provided for the automatic exchange, as of immediately prior to the adoption of the Amended and Restated AON LLC Agreement, of all outstanding AON LLC Class B-1 units into shares of New AON Class A Common Stock (collectively, the “Proposed Amendments”). The requisite number of holders of Class B-1 units provided their consent to the Proposed Amendments, and as a result, in connection with the Closing, all AON LLC Class B-1 units were exchanged for an aggregate of 1,047,343 shares of New AON Class A Common Stock.
Basis of Presentation

For the three and nine months ended September 30, 2023, these unaudited condensed consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC and its wholly-owned subsidiaries for the period of January 1, 2023 through September 20, 2023, the Closing Date of the Reverse Recapitalization, and the consolidated results of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity of AON Inc. and its consolidated subsidiaries, including AON LLC, for the period of September 21, 2023 through September 30, 2023. The condensed consolidated balance sheet at September 30, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost. All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

For the three and nine months ended September 30, 2022, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC. The condensed consolidated balance sheet as of December 31, 2022 presents the financial condition of AON LLC and its wholly-owned subsidiaries. All intercompany balances and transactions of AON LLC have been eliminated.

For both the three and nine months ended September 30, 2023, $1.7 million of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 19.0% of the consolidated net loss of AON LLC for the period of September 21, 2023 through September 30, 2023. For both the three and nine months ended September 30, 2023, $11.9 million of the consolidated net losses of AON LLC were attributable to the noncontrolling interest, and reflects the Legacy AON Shareholders’ absorption of 81.0% of the consolidated net losses of AON LLC for the period of September 21, 2023 through September 30, 2023. For the three and nine months ended September 30, 2023, $15.5 million and $27.0 million of the consolidated net losses of AON LLC were attributable to the Legacy AON Shareholders, respectively, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization. For the three and nine months ended September 30, 2022, net income of $5.6 million and $1.2 million were attributable to the Legacy AON Shareholders, respectively, to reflect their absorption of 100% of AON LLC’s net income pertaining to the periods prior to the Reverse Recapitalization.

Key Factors Affecting Performance & Non-GAAP Measures
Factors Affecting Our Revenues
There are many factors that drive patient service revenues; however, we focus on certain key metrics such as:
•Total patient encounters which include initial consultations and treatments, new patient encounters, recurring patient encounters and treatments, and cancer vs non cancer patients.
•Patient referrals which are also an important driver of patient service revenue; we manage the referral pipeline locally through the coordinated efforts of our physician liaisons working with our physicians to market our practices by visiting referral sources such as, primary care providers and other medical specialties.
Factors Affecting Our Operating Costs
Operating costs are primarily dependent upon factors such as:
•The cost of prescription drugs used in our treatment plans which include both intravenous and oral oncolytics. The management of these costs are a critical component of our business as it is our single largest expense. We manage this cost by strategic volume purchases and continuously evaluating the most clinically effective drug for cancer type through our Pharmaceutical and Therapeutics Committee.
•Clinical compensation and benefits, including non-medical personnel, represent our second largest operating expense. These costs are impacted by both micro and macro-economic factors as well as local competition for personnel that could impact costs associated with personnel. In particular, in all of our markets, we have seen significant increases in compensation for qualified nursing resources. We continuously monitor wages period over period to mitigate the impact of variations in industry and macro-economic labor conditions.
•We lease all of our facilities, therefore real-estate costs are a significant component of our operating costs. We continuously monitor local and national real estate conditions to actively manage our exposure to fluctuating occupancy costs.
Key Non-GAAP Financial Measures We Use to Evaluate Our Performance
Adjusted EBITDA
This filing includes the non-GAAP financial measure “Adjusted EBITDA”. Management views this metric as a useful way to look at the performance of our operations between periods and to exclude decisions on capital investment and financing that might otherwise impact the review of profitability of the business based on present market conditions. Management believes this measure provides an additional way of viewing aspects of the Company’s operations that, when viewed with the GAAP results, provides a more complete understanding of the Company’s results of operations and the factors and trends affecting the business.
Adjusted EBITDA is defined as net income prior to interest income, interest expense, income taxes, and depreciation and amortization, as adjusted to add back certain other non-cash charges that we may record each year, such as stock-compensation expense, as well as non-recurring charges such as expenses incurred related to major operational transitions and transaction costs. We believe these expenses and non-recurring charges are not considered an indicator of ongoing company performance. The measures are used as a supplement to GAAP results in evaluating certain aspects of our business, as described below. We believe Adjusted EBITDA is useful to investors in evaluating our performance because the measure considers the performance of our operations, excluding decisions made with respect to capital investment, financing, and other non-recurring charges as outlined above.
The Company includes Adjusted EBITDA because it is an important measure upon which our management uses to assess the results of operations, to evaluate factors and trends affecting the business, and to plan and budget future periods. However, non-GAAP financial measures should be considered a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by management may differ from the non-GAAP measures used by other companies, including the Company’s competitors. Management encourages investors and others to review the Company’s financial information in its entirety, and not to rely on any single financial measure. Adjusted EBITDA should not be considered as an alternative to net income as an indicator of our performance or as an alternative to any other measure prescribed by GAAP as there are limitations to using such non-GAAP measures. We compensate for these limitations by providing disclosure of the differences between Adjusted

EBITDA and GAAP results, including providing a reconciliation to GAAP results, to enable investors to perform their own analysis of our operating results.
Components of Results of Operations
Patient Service Revenue, net
The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) pharmacy benefit managers (“PBMs”); (iii) the federal government under the Medicare program administered by the Centers for Medicare and Medicaid Services (“CMS”); (iv) state governments under Medicaid and other programs, including managed Medicare and Medicaid; and (v) individual patients.
The primary elements of patient service revenue are from fee for service (“FFS”) revenue which includes revenue from required patient infusion and injection treatments, as well as oral prescription drugs. FFS revenue comprise revenues in which we bill and collect for medical services rendered by our physicians or nurse practitioners including office visits and consults. FFS revenue also includes infusion therapies and treatment. FFS revenue consists of fees for medical services provided to patients. Payments for services provided are generally less than billed charges. The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to be collected from third-party payors (including managed care, commercial, and governmental payors such as Medicare and Medicaid), and patients.
These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plan, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries). The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on certain factors, such as, the proper completion of medical charts following a patient encounter, proper medical coding of the charts, and the verification and authorization of each patient’s eligibility at the time services are rendered as to the payor(s) responsible for payment of such services.
Oral prescription drugs comprise revenues from prescriptions written by our doctors to their patients which are dispensed directly by AON’s specialty pharmacy. Revenue for the oral prescription is based on fee schedules set by various PBMs and other third-party payors. The fee schedule is often subject to direct and indirect remuneration (“DIR”) fees, which are based primarily on adherence and other metrics. DIR fees may be significant and may be assessed in the periods after payments are received against future payments. The Company recognizes revenue, net of estimated DIR fees, at the time the patient takes possession of the oral drug.
Other Revenue
Other revenue is primarily generated from service arrangements with various hospitals systems and data contracts as well as through clinical trials.
Cost of Revenue
Cost of services primarily includes chemotherapy drug costs, clinician salaries and benefits, medical supplies, and clinical occupancy costs. Clinicians include oncologists, advanced practice providers such as physician assistants and nurse practitioners, and registered nurses. Specialty pharmacy costs primarily include the cost of oral medications dispensed from the specialty pharmacy including overhead costs for running a free-standing pharmacy and shipping costs to patients.
General and administrative
Our general and administrative expenses include corporate occupancy costs, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development. Depreciation and amortization expenses are also included in general and administrative expenses. The Company expects its general and administrative expenses to increase over time following the consummation of the Business Combination due to the additional legal, accounting, insurance, investor relations and other costs that the Company will incur as a public company, as well as other costs associated with continuing to grow the business. While we expect general and administrative expenses to increase in the foreseeable future, such expenses on average are expected to decrease as a percentage of revenue over the long term, as the company continues to scale its operations.

Transaction Expenses

Transaction expenses consist of legal services, professional fees and other due diligence expenses that were incurred in connection with the Business Combination. These transaction expenses are considered non-recurring and as a result are included as an add-back in the Company’s adjusted EBITDA calculation.

Results of Operations
Comparison of the Three Months and Nine Months Ended September 30, 2023 and 2022 Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Patient service revenue, net	$332,195	$293,612	$38,583	13.1%	$945,681	$840,507	$105,174	12.5%
Other revenue	4,110	3,712	398	10.7%	9,322	8,765	557	6.4%
Total revenue	$336,305	$297,324	$38,981	13.1%	$955,003	$849,272	$105,731	12.4%
For the three months ended September 30, 2023 and 2022 revenue increased $39.0 million, or 13.1%, primarily due to a $38.6 million increase in patient service revenue and a $0.4 million increase in other revenue.

For the nine months ended September 30, 2023 and 2022 revenue increased by $105.7 million, or 12.4%, primarily due to a $105.1 million increase in patient service revenue and a $0.6 million increase in other revenue.
Patient service revenue, net
For the three months ended September 30, 2023 and 2022 the $38.6 million increase in revenue is attributable to organic growth seen between periods due to an increase of patient encounters of 6.0% driving $38.1 million of the revenue increase.

For the nine months ended September 30, 2023 and 2022 the $105.2 million increase in revenue is partially attributable to organic growth seen between periods due to an increase of patient encounters of 5.7% driving $86.0 million of the revenue increase. An additional $19.1 million increase in patient service revenue was due to the impact of one acquisition and five affiliate agreements in 2022 which are fully reflected in the nine months ended September 30, 2023 as well as three affiliate agreements entered into during the nine months ended September 30, 2023.
Other revenue
For the three months ended September 30, 2023 and 2022 other revenue increased $0.4 million primarily due to an increase in clinical trial revenue.

For the nine months ended September 30, 2023 and 2022 other revenue increased $0.6 million primarily due to an increase in clinical trial revenue.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$310,894	$267,647	$43,247	16.2%	$880,827	$780,658	$100,169	12.8%
General and administrative expenses	25,199	23,432	1,767	7.5%	72,831	66,155	6,676	10.1%
Transaction expenses	24,603	151	24,452	*	29,886	151	29,735	*
Total costs and expenses	$360,696	$291,230	$69,466	23.9%	$983,544	$846,964	$136,580	16.1%
* — % not meaningful
For the three months ended September 30, 2023 and 2022, operating expenses increased $55.0 million, or 18.9%, due to a $43.2 million increase in cost of revenue, a $1.8 million increase in general and administrative expenses and a $10.0 million increase in transaction expenses.

For the nine months ended September 30, 2023 and 2022, operating expenses increased $122.2 million, or 14.4%, due to a $100.2 million increase in cost of revenue, a $6.7 million increase in general and administrative expenses and a $15.3 million increase in transaction expenses.
Cost of revenue
For the three months ended September 30, 2023 and 2022, cost of revenue increased $43.2 million which was primarily driven by drug and medical supply costs, due to both increased patient encounters and cost per encounter. The volume of patient encounters at our practices increased cost of revenue by $13.4 million, and the cost per encounter drove a $24.2 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required. Company also incurred a one time, non-recurring $4.8 million expense related to non-cash stock compensation as a result of closing of the transaction. The remaining increase of cost of revenue relates to drug and supply costs from two affiliate agreements entered into during the three months ended September 30, 2023.

For the nine months ended September 30, 2023 and 2022, cost of revenue increased $100.2 million which was primarily driven by drug and medical supply costs, due to both increased patient encounters and cost per encounter. The volume of patient encounters at our practices increased cost of revenue by $35.7 million, and the cost per encounter drove a $44.1 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required. An additional $15.9 million of increase in cost of revenue relates to drug and supply costs from one acquisition and five affiliate agreements in 2022 which are fully reflected in the nine months ended September 30, 2023 as well as three affiliate agreements entered into during the nine months ended September 30, 2023. Company incurred a one time, non-recurring $4.8 million of non-cash stock compensation expense as a result of closing of the transaction.
General and administrative expense
For the three months ended September 30, 2023 and 2022, the $1.8 million increase in general and administrative expenses was driven by a $2.0 million increase in costs associated with the Company’s revenue cycle function.

For the nine months ended September 30, 2023 and 2022, the $6.7 million increase in general and administrative expenses was primarily driven by a $5.5 million increase in revenue cycle costs associated with the Company’s growth and optimization of our revenue cycle function. The remaining increase was driven by an increase in depreciation and amortization of $1.1 million.
Transaction expense
For the three months ended September 30, 2023 and 2022, the $24.5 million increase in transaction expenses was driven by the legal, accounting, and consulting fees incurred by the Company due to the Business Combination that closed in September of 2023.

For the nine months ended September 30, 2023 and 2022, the $29.7 million increase in transaction expenses was driven by the legal, accounting, and consulting fees incurred by the Company due to the Business Combination that closed in September of 2023.
Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Interest expense	$(1,532)	$(924)	$(608)	65.8%	$(4,500)	$(2,034)	$(2,466)	121.2%
Interest income	373	49	324	*	499	104	395	*
Other (expense) income, net	(3,309)	388	(3,697)	(952.8%)	(7,689)	849	(8,538)	(1005.7%)
Total other expense	$(4,468)	$(487)	$(3,981)	817.4%	$(11,690)	$(1,081)	$(10,609)	981.4%
* — % not meaningful
Interest expense
The increase in interest expense for the three and nine months ended September 30, 2023 was due to an increase in interest rates resulting from an increase in the federal funds rate from 3.25% in the third quarter of 2022 to 5.50% in the third quarter of 2023.
Other (expense) income, net
For the three months ended September 30, 2023 and 2022 the increase in other expense is attributable to a non-cash charge of $3.3 million related to the fair value adjustment of the Class A-1 & Class C derivative liability, in addition to a non-cash charge of $0.2 million related to the fair value of the Public and Private Warrant liabilities.

For the nine months ended September 30, 2023 and 2022 the increase in other expense is attributable to a non-cash charge of $8.3 million related to the fair value adjustment of the Class A-1 & Class C derivative liability, in addition to a non-cash charge of $0.2 million related to the fair value of the Public and Private Warrant liabilities.
Income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Provision for income taxes	$315	$—	$315	*	$315	$—	$315	*
Effective tax rate	(1.1)%	—%			(0.8)%	—%
* — % not meaningful
The Company’s effective income tax rate was (1.1)% and 0% for the three months ended September 30, 2023 and 2022, respectively and (0.8)% and 0% for the nine months ended September 30, 2023 and 2022 respectively. The effective income tax rate for the three and nine months ended September 30, 2023 and 2022 differed from the federal statutory rate primarily as a result of the Closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure.

Our Adjusted EBITDA for recent comparative periods is presented as follows:
Comparison of the Three Months and Nine Months Ended September 30, 2023 and 2022
The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Net loss	$(29,205)	$5,607	$(34,812)	(620.9%)	$(40,797)	$1,227	$(42,024)	(3424.9%)
Interest expense, net	1,159	875	284	32.5%	4,001	1,930	2,071	107.3%
Depreciation and amortization	2,060	2,159	(99)	(4.6%)	6,368	5,318	1,050	19.7%
Income tax expense	315	—	315	*	315	—	315	*
Non-cash stock compensation	4,875	5	4,870	*	4,875	15	4,860	*
Operational transformation (a)	—	235	(235)	(100.0%)	—	1,409	(1,409)	(100.0)%
Gain/loss on derivative liabilities	3,316	—	3,316	*	8,382	—	8,382	*
Transaction expenses (b)	24,603	151	24,452	*	29,886	151	29,735	*
Adjusted EBITDA	$7,123	$9,032	$(1,909)	(21.1%)	$13,030	$10,050	$2,980	29.7%
* — % not meaningful
(a) Personnel costs associated with rationalization of our central services cost structure
(b) Transaction expenses are one-time non-recurring and are a result of expenses incurred in connection with the Business Combination.
Adjusted Net Income
Management believes Adjusted Net Income is a useful non GAAP measure because it reflects the impact of non-recurring and recurring, non-cash gain/loss on derivatives and non-cash stock compensation related to the Class B-1 shares that vested in their entirety upon closing of the transaction on net income related to the closing of the Business Combination with DTOC. We define Adjusted Net Income as net income, plus (i) the mark to market charge on derivative liabilities that are (a) non-cash or (b) non-operating in nature, (ii) the mark to market, non-cash charge on the derivative related to the public and private warrants, and (iii) nonrecurring transaction costs incurred by the AON and DTOC in conjunction with the Business Combination. A reconciliation of Adjusted Net Income to net income/loss, its closes GAAP measure, is set forth in the table below.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Net loss	$(29,205)	$5,607	$(34,812)	(620.9%)	$(40,797)	$1,227	$(42,024)	(3424.9%)
Plus: Non-cash stock compensation	4,875	5	4,870	*	4,875	15	4,860	*
Plus: Gain/loss on derivative liabilities	3,316	—	3,316	*	8,382	—	8,382	*
Plus: Transaction expenses (a)	24,603	151	24,452	*	29,886	151	29,735	*
Total Adjusted Net Income	$3,589	$5,763	$(2,174)	(37.7%)	$2,346	$1,393	$953	68.4%
* — % not meaningful
(a) Transaction expenses are one-time non-recurring and are a result of expenses incurred in connection with the Business Combination.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through the issuance of membership units and long-term debt, and to a lesser extent, cash flows from operations. As discussed below, on June 7, 2023, the Company entered into an agreement to issue Class C Preferred Units for net proceeds of approximately $64.5 million. As of September 30, 2023, the Company had $51.6 million of cash and cash equivalents, $26.0 million of short-term marketable securities, $81.3 million in outstanding long-term indebtedness, and $1.0 million of availability under its PNC Line of Credit.
The Company may incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments management intends to continue making in expanding operations and sales and marketing and due to additional general and administrative expenses management expects to incur in connection with operating as a public company. As a result, the Company may require additional capital resources to execute strategic initiatives to grow the business.
Management believes that the cash on hand, cash proceeds from the Class C issuance, and additional cash from the Business Combination will be sufficient to fund the Company’s operating and capital needs for at least the next 12 months. The Company’s actual results may vary due to, and its future capital requirements will depend on, many factors, including its organic growth rate and the timing and extent of acquisitions of new clinics and expansion into new markets. The Company may in the future enter into arrangements to acquire or invest in complementary businesses. The Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing.

Reverse Recapitalization

The Company closed the Business Combination on September 20, 2023 (“the Closing” or the “Closing Date”). As of the Closing, the Company received $1.4 million of the remaining cash held in the Trust Account after all redemptions. On the Closing Date, the Company paid $7.1 million of DTOC transaction expenses incurred as a result of the Business Combination. The Company assumed an additional $6.1 million in liabilities, of which $3.4 million were related to an excise tax and $2.7 million related to unpaid transaction expenses incurred by DTOC as a result of the Business Combination.
Significant Financing Transactions
2022 Debt Financing Activity
In 2022, the Company amended the PNC Facility and Line of Credit agreements. The primary changes included an increase of the Facility limit from $75.0 million to $125.0 million, a decrease of the PNC Line of Credit amount from $5.0 million to $1.0 million, interest charges to be calculated based on the Bloomberg Short-Term Bank Yield Index plus 1.65%

and certain financial covenants. As part of the amendments, the Company drew an additional $16.3 million in proceeds under the Facility.
The total amount outstanding under the PNC Facility as of September 30, 2023 and December 31, 2022 was $81.3 million, at an interest rate of 7.14% as of September 30, 2023. No amounts were drawn down on the PNC Line of Credit as of September 30, 2023 and December 31, 2022.
2023 Sale of Class C Equity
On April 27, 2023, AON LLC and the AON Class C Preferred Investor entered into a Unit Purchase Agreement, which they subsequently amended and restated on June 7, 2023 (as amended, the “Unit Purchase Agreement”), which provides for an investment of at least $65.0 million with an option to increase the investment to $75.0 million in connection with the issuance of AON Class C Convertible Preferred Units (“AON Class C Units”) to the AON Class C Preferred Investor.
Pursuant to the Unit Purchase Agreement, on June 7, 2023, the AON Class C Preferred Investor purchased, and AON LLC issued and sold to the AON Class C Preferred Investor, 2,459 AON Class C Units at an aggregate purchase price of $65.0 million. Under the Unit Purchase Agreement, the AON Class C Preferred Investor has an option to purchase an additional 378 AON LLC Class C Units until the closing of the Business Combination (the “Closing”), at a purchase price of $26,432 per Unit. This option was not exercised and expired as of the Closing of the Business Combination. In connection with the Class C Unit sale, AON LLC amended and restated its operating agreement, to among other things, authorize 2,837 AON LLC Class C Units of which 2,459 were outstanding as of June 30, 2023 to the AON Class C Preferred Investor. The AON LLC Class C Units were reclassified into AON LLC Series A Preferred Units as of September 20, 2023, the Closing Date. Concurrently, New AON issued a number of shares of New AON Series A Preferred Stock equal to the number of AON Series A Preferred Units held by the AON Class C Preferred Investor to AEA Growth Management LP, the parent of AON Class C Preferred Investor (“AEA Growth”) in exchange for all the shares of common stock held by AEA Growth in the AON Class C Preferred Investor. Promptly after the First Step, the AON Class C Preferred Investor merged with and into New AON whereby the separate existence of the AON Class C Preferred Investor ceased and New AON held all the AON Series A Preferred Units.
2023 Debt Financing Activity
On June 30, 2023, AON entered into Amendment No. 7 to its PNC Loan Facility which primarily extended the maturity date of the Facility from April 30, 2024 to June 30, 2026.

Cash Flows
Historical information regarding sources of cash and capital expenditures in recent periods and analysis of those sources and uses is provided below.
Cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Net cash (used) provided by in operations	$(6,160)	$1,630	$(7,790)	(477.9)%
Net cash used in investing activities	(24,673)	(13,059)	(11,614)	88.9%
Net cash provided by financing activities	55,560	15,758	39,802	252.6%
Cash flows from operating activities
Net cash used in operating activities was $6.2 million during the nine months ended September 30, 2023 compared to $1.6 million provided by operations for the comparable period for 2022. The $7.8 million period over period decrease in cash from operations was primarily attributable to:
•The operating cash flows period over period were positively impacted by a $16.4 million improvement in net changes to working capital components.

•The impacts from changes in the Medicare advance payments liability, which had no impact on cash flows in the nine month period ended September 30, 2023, but had a $3.7 negative impact in the nine-month period ended September 30, 2022.
•These improvements above were offset by a $28.0 million reduction in cash provided by net loss including the effects of non-cash reconciling items.
Cash flows from investing activities
Net cash used in investing activities was $24.7 million for the nine months ended September 30, 2023 compared to $13.1 million for the comparable period for 2022. The increase in cash used period over period was primarily attributable to the following:
•Purchases of marketable securities for the nine months ended September 30, 2023 of $20.8 million were offset by sales of marketable securities of $4.9 million. Purchases of marketable securities for the nine months ended September 30, 2022 were $11.9 million offset by sales of $2.0 million during this period. This difference resulted in a $6.0 million increase in cash used between periods.
•The $4.5 million increase in purchases of property and equipment during the nine months ended September 30, 2023 compared to 2022 further increased the cash used between periods. Proceeds from disposals of property in the prior period of $1.1 million also contributed to the increase in cash used between periods.
Cash flows from financing activities
Net cash provided by financing activities was $55.6 million for the nine months ended September 30, 2023 compared to net cash provided of $15.8 million for the comparable period for 2022. The period over period increase in cash flows from financing activities was primarily attributable to the issuance of Class C Units which resulted in net proceeds of $64.2 million and proceeds received from the Reverse Recapitalization of $1.5 million. This was offset by distributions to Class A and A-1 members of $9.5 million paid in connection with the Business Combination. The increase in 2023 was further offset by the reduction in borrowings on long-term debt, which were $16.3 million in the prior period and $0.0 during the nine months ended September 30, 2023. There were no debt repayments during the period ended September 30, 2023.

Off Balance Sheet Arrangements
As of the date of this Quarterly Report on Form 10-Q, AON does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with AON is a party, under which it has any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
AON does not engage in off-balance sheet financing arrangements.
Material Cash Requirements
Based on the Company’s borrowings under the long-term debt arrangement as of September 30, 2023, the Company expects future cash outflows related to interest expense (based on Bloomberg Short-Term Bank Yield Index rate of 7.14% as of September 30, 2023) of $1.4 million for the remainder of 2023 and $5.8 million in 2024.
The Company also expects a cash outflow of $81.3 million related to the repayment of principal when the PNC Loan Facility matures in June of 2026.
The Company expects the following cash flows related to operating leases with third parties: $1.0 million in 2023, $8.4 million in 2024, $7.4 million in 2025, $7.0 million in 2026, $5.8 million in 2027, and $21.1 million thereafter.
The Company expects the following cash flows related to operating leases with related parties: $0.6 million in 2023, $2.4 million in 2024, $2.3 million in 2025, $2.4 million in 2026, $2.3 million in 2027, and $3.0 million thereafter.

Cash outflows related to certain vendor contracts with committed expenditures are expected to total approximately $2.3 million. The timing of the expenditures is as follows: $0.8 million in 2023, and $1.5 million in 2024.
The Company does not have any significant supply or other arrangements which result in material cash requirements other than as described above.
Critical Accounting Policies and Estimates
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions are involved in the calculation of the Company’s allowance for contractual adjustments and allowances for uncollectible on accounts receivable, liabilities for provider compensation, and accrued insurance claim reserves. Actual results could differ from those estimates.

Private Warrants

The fair value of the Private Placement Warrants was determined using Level 3 inputs. The fair value of the Private Placement Warrants was estimated using the Black-Scholes Option Pricing model using the following inputs a) expected annual dividend b) expected volatility c) risk-free rate of return d) expected option term and e) underlying stock price.
Variable Interest Entities
AOMC is a wholly owned subsidiary of AON LLC and neither AOMC nor AON LLC has ownership interest in AON Partners and Partners of Maryland. Both AON Partners and Partners of Maryland are fully owned by physicians. AON LLC operates its physician practices through the MSAs and other contractual agreements between AOMC, AON Partners, and Partners of Maryland. The responsibilities of AOMC include, but are not limited to negotiating provider and payor contracts, employment and compensation decisions, billing and collections, furnishing all supplies and equipment necessary for the respective practice’s operations as well as, necessary real estate, contracting on behalf of AON Partners and Partners of Maryland, entering into leases, holding a power of attorney to perform the above activities, preparing, maintaining and administering all accounting records (including financial reporting), expense payment, and maintenance of all information systems/software. AON LLC is paid a management fee to compensate AOMC for the services provided. AON Central Services is 80% physician owned and 20% owned by AON LLC. AOMC entered into an agreement with AON Central Services, effective January 1, 2023, for AOMC to provide qualified non-clinical and non-medical employees to AOMC to support the operation of the physician practices. AOMC pays a monthly management fee to AON Central Services equal to the aggregate cost of compensation, benefits and all other costs related to these employees.
Based on various quantitative and qualitative factors, including assessment of certain services performed and relationships held above, management has determined that AON Partners, Partners of Maryland and AON Central Services are all variable interest entities and AOMC is the primary beneficiary who holds the decision-making rights over the activities that most significantly impact AON Partners, Partners of Maryland and AON Central Services’ economic performance through the MSAs and other contractual agreements. Accordingly, the results of AON Partners, Partners of Maryland and AON Central Services have been consolidated with the Company for all periods presented. During the first quarter of 2023, Meaningful Insights Biotech Analytics, LLC (“MIBA”) was established which is also considered a VIE; however, as of September 30, 2023, it had immaterial activity.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (the “CODM”). The Company’s CODM is its chief executive officer who reviews financial information together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance. The Company has one operating segment and one reportable segment that are structured around the organizational management of oncology practice operations. All revenues and assets are in the United States.
Revenue Recognition
Revenue is recognized under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). The Company determines the transaction price based upon standard charges for goods and services with anticipated consideration due from patients, third-party payors (including health insurers and government agencies) and others. The Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient encounters and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and most procedures, are satisfied over the time of visit which is the same day services are performed. Performance obligations relating to pharmacy revenue are considered fully satisfied at a point in time upon the customer receiving delivery of the prescription. Accordingly, the Company does not anticipate a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods.
As services are performed and prescriptions are shipped, timely billing occurs for services rendered and prescriptions shipped less discounts provided to uninsured patients and contractual adjustments to third-party payors based upon prospectively determined rates and discounted charges. Payment is requested at the time of service for self-paying patients and for patients covered by third-party payors that are responsible for paying deductibles and coinsurance.
The Company monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined.
The Company has a system and estimation process for recording Medicare net patient service revenue and estimated recoupments as it relates to value-based care (“VBC”) revenue included in patient service revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s VBC revenue is primarily generated through its participation in the Enhancing Oncology Model (“EOM”) which is an episode-based payment model to promote high-quality cancer care. Participants enter six-month episode periods, and the Company bills a monthly fee during the six-month period based on a fixed rate per participant per month and the total number of participants. Certain quality and compliance metrics are tracked as part of the program and submitted to CMS at the end of the episode period which may result in recoupment of funds. The Company estimates the recoupment amount by developing a recoupment percentage for each period based on historical known recoupment from CMS and applies the recoupment percentage against total fees for the period. Based on the estimate, the Company accrues a liability representing the expected final recoupments based on historical settlement trends.
Accounts Receivable
Accounts receivable from patients are carried at the original charge for the services provided, and an adjustment is made to the receivable in a contra account based on the historical collection rate for the provider and payor combination. This adjustment takes into consideration any allowance for doubtful accounts. Management determines the allowance for uncollectible accounts based on historical experience.
Business Combinations
The Company evaluates acquired practices in accordance with ASU 2017-01, Business Combinations (Topic 805) — Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Because substantially all of the value of each acquired practice did not relate to a similar group of assets and as each acquired practice contained both inputs and processes necessary to provide economic benefits to the Company, it was determined that each acquisition represents a business combination. Therefore, the transactions have been accounted for using the acquisition method of accounting, which requires, with limited exceptions, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Any excess of the consideration transferred over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction costs related to business combinations are expensed in the period in which they are incurred.
Leases
The Company’s lease portfolio primarily consists of office and equipment leases for its practice facilities. The Company evaluates whether a contract is or contains a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: 1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment); and 2) the customer has the right to control the use of the identified asset. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the Company’s operating leases do not generally provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company’s operating leases include the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Lease payments included in the measurement of the operating lease right-of-use (“ROU”) assets and lease liabilities are comprised of fixed payments (including in- substance fixed payments), variable payments that depend on an index or rate, and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.
The operating lease ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The operating lease ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The operating lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date.
Professional Liability
The Company maintains an insurance policy for exposure to professional malpractice insurance risk beyond selected retention levels. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with a third-party actuary. The actuarial valuations consider a number of factors, including historical claims payment patterns, changes in case reserves and the assumed rate of increase in healthcare costs. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, due to the sensitive nature of this estimation technique, recorded reserves could differ from ultimate costs related to these claims due to changes in claims reporting, claims payment and settlement practices and differences in assumed future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities and included in accrued other. All other accrued unpaid claims and expenses are classified as long-term liabilities and included in other long-term liabilities. Insurance recoveries associated with the unpaid claims are classified as long-term assets included in other assets.
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.
Accounting guidance establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

Level 2	Inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities being measured within the fair value hierarchy.
Our financial instruments include cash, short-term marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and contractual agreements that resulted in derivative liabilities. Our nonfinancial assets such as property and equipment are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.
The carrying amounts of cash, accounts receivable, accounts payable, notes receivable, and accrued expenses approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. We determine the fair value of long-term debt and marketable securities based on various factors including maturity schedules and current market rates.
The fair value of our derivative liabilities was determined using Level 1, Level 2, or Level 3 inputs. The fair value of derivatives that use Level 3 classified inputs was estimated using the Black-Scholes Option Pricing model. There were no transfers between any levels of the hierarchy during any periods presented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest Rate Risk
Certain of AON’s outstanding indebtedness bears interest at a floating rate. As a result, AON may be exposed to fluctuations in interest rates to the extent of its borrowings under these arrangements. AON does not currently engage in any hedging or derivative instruments to attempt to offset this risk. Based on the total amount of variable debt outstanding as of September 30, 2023, if the Bloomberg Short-Term Bank Yield Index increased by 1.0% due to normal market conditions, AON’s interest expense will increase by approximately $0.8 million per annum.
AON had $81.3 million of borrowings under loans with variable rates as of September 30, 2023.
Inflation Risk
The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are drug and medical supplies costs, medical equipment and other costs. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we have experienced a shortage of nurses and other clinical staff and support personnel in certain geographic areas, which was largely driven by the COVID-19 pandemic. Nationally, the increase demand for healthcare workers has in some regions, required us to offer one-time retention bonuses, pay premium wages above standard compensation for essential workers, and even utilize higher cost temporary labor. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. We have also experienced cost increases related to the procurement of medical supplies and equipment as well as construction of new facilities and additional capacity added to existing facilities. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices.
We minimize the impact of inflation on our labor, drug, and supply costs primarily through maintaining strong relationship with our suppliers and GPO and renegotiated contracts with our payors. In addition, AOP has a Pharmacy and Therapeutics Committee (“P&T Committee”) that meets biweekly to evaluate and modify the preferred drug formulary. The P&T Committee considers the following in its formulary recommendations: 1) evidence-based research demonstrating favorable clinical outcomes of such treatment; 2) potential adverse events or side effects of such treatment; and 3) cost of such treatment to the applicable stakeholder (patient and payor).
Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in designing and evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses identified in our internal control over financial reporting, as previously disclosed in our Registration Statement on Form S-1 (File No. 333-274975), our disclosure controls and procedures were not effective as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses.
Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

None.
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our prospectus dated and filed with the SEC on July 18, 2023, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

During the period covered by this Quarterly Report on Form 10-Q, other than the risk factors set forth below, there have been no material changes in our risk factors as previously disclosed.

Risks Relating to Our Common Stock and Warrants

We are obligated to register for resale a substantial amount of our securities in the public market (including the shares of Class A Common Stock issuable upon exercise of our warrants, conversion of our Class B Common Stock, or conversion of our Series A Preferred Stock), and the future resale of such securities or the perception that such sales may occur, may cause the market price of our securities to decline significantly.

We are obligated to register for resale a substantial amount of our securities in the public market and such securities will represent approximately 537% of total AON Class A Common Stock outstanding as of October 1, 2023 (assuming no exercise of any of our warrants). The amount of Class A Common Stock offered for resale will exceed the number of shares of Class A Common Stock currently outstanding because a significant portion of the shares of Class A Common Stock that will be registered and offered for resale is not currently outstanding and are issuable upon the exercise of warrants, conversion of our Class B Common Stock, or conversion of our Series A Preferred Stock. The sale of these securities in the public market, or the perception that holders of a large number of securities intend to sell their securities, could reduce the market price of our Class A Common Stock and public warrants.

Although (i) the AON LLC equityholders for whom 28,109,796 shares are registered for resale hereunder, are currently prohibited from transferring any of their shares of Class B Common Stock or from exchanging their Class B Common Stock together with an equal number of AON LLC common units for Class A Common Stock for a period of 6 months following the Closing Date, and (ii) the Sponsors and its permitted transferees for whom 14,450,833 shares are registered for resale hereunder, are currently prohibited from transferring any of their shares of Class A Common Stock for a period of 12 months following the Closing Date, once such resale restrictions end, the market price of our Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Certain existing shareholders purchased our shares at a price below the current trading price of such shares, and may experience a positive rate of return based on the current trading price. Other investors and shareholders may not experience a similar rate of return.

The Sponsor paid the nominal price of $0.003 per share for the shares of Class A Common Stock held by it and $1.50 per private placement warrant. The shares held by the Sponsor and its permitted transferees (including 2,839,375 Earnout Shares, which are subject to vesting) represent approximately 87% of the total outstanding shares of the Company’s Class A Common Stock. As a result of these nominal prices compared with the market prices of our Class A Common Stock and public warrants, which as of November 1, 2023, were $5.89 per share and $0.16 per warrant, respectively, the Sponsor is likely to earn a positive return on its investment even if other holders of shares of Class A Common Stock, including our public stockholders, experience a negative return on their investment in the Company’s securities. As a result, the Sponsor and its permitted transferees may be incentivized to sell its securities when others are not. Other shareholders and investors may not experience a similar rate of return.

Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of Class A Common Stock would be your sole source of gain on an investment in such shares for the foreseeable future.

A market for our securities may not continue, which would adversely affect the liquidity and price of its securities.

The price of our securities may continue to fluctuate significantly. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

Currently, Class A Common Stock and public warrants are listed on Nasdaq under the symbols “AONC” and “AONCW.” In order to continue the list of these securities on Nasdaq, we are required to maintain certain financial, distribution and stock price levels. Generally, we are required to maintain a public float of $500,000, a minimum market capitalization of $1,000,000 and a minimum number of holders of our securities (generally 300 round lot shareholders). If Nasdaq delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
a.a limited availability of market quotations for our securities
b.reduced liquidity for our securities;
c.a determination that Class A Common Stock is a “penny stock” which will require brokers trading in Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
d.a limited amount of news and analyst coverage; and
e.a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since Class A Common Stock and public warrants are listed on Nasdaq, they are covered securities. However, if our securities were no longer listed on Nasdaq, they would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our warrants may never be in the money, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share, and the exercise price for our private placement warrants is $11.50 per share (each as subject to adjustment as described herein), which exceeds the market price of Class A Common Stock, which was $5.89 per share based on the closing price of Class A Common Stock on Nasdaq on November 1, 2023. If all of our warrants were exercised in full for cash, we would receive an aggregate of approximately $166.2 million. We do not expect warrant holders to exercise their warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the warrants remain out-of-the money. There can be no assurance that the public warrants will ever be in the money prior to their expiration and, as such, the warrants may expire worthless.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making the warrants worthless.

We may redeem outstanding warrants (excluding any private placement warrants held by the Sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of Class A Common Stock in the event Class A Common Stock is not traded on any specific trading day) of Class A Common Stock equals or exceeds $18.00 per-share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, there is an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available. We also have the ability to redeem outstanding warrants (excluding any private placement warrants held by the Sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.10; provided that (i) the last reported sales price of the Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which AON sends proper notice of such redemption and (ii) if the last reported sales price of the Class A Common Stock is less than $18.00 per share, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A Common Stock) as the outstanding Public Warrants; provided that on the date AON gives notice of redemption and during the entire period thereafter until the time AON redeems the warrants, AON has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise its warrants and pay the exercise price therefore at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of its warrants.

When the registration statement covering the exercise of the warrants to purchase AON Class A Common Stock is effective, such warrants will become exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to its stockholders.

As of the closing of the Business Combination, there were 8,337,500 public warrants and 6,113,333 private placement warrants outstanding, all of which will become exercisable when the registration statement covering the exercise of such warrants is effective. Each public warrant entitles its holder to purchase one share of Common Stock at an exercise price of $11.50 per share, and each private placement warrant entitles its holder to purchase one share of Common Stock at an exercise price of $11.50 per share (subject to adjustment as described herein). To the extent warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of Class A Common Stock.

Future offerings of debt or offerings or issuances of equity securities by us may adversely affect the market price of Class A Common Stock or otherwise dilute all other stockholders.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. We also expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A Common Stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit the our ability to pay dividends to the holders of the Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

The price of Class A Common Stock could decline if securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us.

The trading market for Class A Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for Class A Common Stock could be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model or the performance of Class A Common Stock, or if our results of operations fail to meet the expectations of analysts, the price of Class A Common Stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits

4.1	Form of Class B Warrant (incorporated by reference to exhibit 4.2 to the registration statement on Form S-1, filed with the SEC on October 13, 2023)
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Form of Indemnification Agreement (incorporated by reference to exhibit 99.1 to the registration statement on Form S-1, filed with the SEC on October 13, 2023
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
* Filed herewith
** Furnished herewith

Signatures

Pursuant to the requirements of the Securities and Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2023

AMERICAN ONCOLOGY NETWORK, INC.

	By:	/s/ Todd Schonherz
	Name:	Todd Schonherz
	Title:	Chief Executive Officer

Dated: November 14, 2023

AMERICAN ONCOLOGY NETWORK, INC.

	By:	/s/ David Gould
	Name:	David Gould
	Title:	Chief Financial Officer