Form 10-K
period 2023-12-31
American Oncology Network, Inc.
filed 2024-03-28
CIK 1839998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $19,061,752.

As of March 25, 2024, the registrant had outstanding 10,606,915 shares of Class A common stock, inclusive of the Sponsor Earnout shares, and 25,109,551 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the proxy statement for the registrant’s 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”), including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements about the financial condition, results of operations, earnings outlook and prospects of American Oncology Network, Inc. (“AON”, “New AON”, “AON Inc.”, or the “Company”). Any statements that refer to projections (including EBITDA, Adjusted EBITDA and revenue projections), forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements are based on current expectations and projections about future events and various assumptions. AON cannot guarantee that it will actually achieve the plans, intentions, or expectations disclosed in its forward-looking statements and you should not place undue reliance on AON’s forward-looking statements, which speak only as of the date hereof.

These forward-looking statements involve a number of risks, uncertainties (many of which are beyond the control of AON), or other assumptions that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements.

Factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-K are more fully described under the heading “Risk Factors” and elsewhere in this Form 10-K. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Form 10-K describe additional factors that could adversely affect the business, financial condition or results of operations of AON. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can AON assess the impact of all such risk factors on the business of AON, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements attributable to AON or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements. AON undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I

Item 1. Business

Overview

Since its inception, AON has offered a progressive model of physician-led, community-based oncology management. AON preserves and elevates community oncology by helping its physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. We are an alliance of physicians and veteran healthcare leaders partnering to ensure the long-term success and viability of oncology diagnosis and treatment in community-based settings. As of December 31, 2023, AON’s platform includes 32 practices across 19 states and the District of Columbia (“Network Practices”). Our robust platform provides oncology practices with comprehensive support, access to revenue-diversifying adjacent services and practice management expertise to empower physicians to make cancer care better for every patient.

Our mission is to provide the best cancer care that is affordable and close to where patients live and work. We believe the key to accessible and equitable healthcare lies in the strength of community healthcare practices and we are committed to closing the gap in cancer care to ensure every patient has access to the optimal care needed to help in their fight against cancer. To accomplish this, we have practices in some of the most densely populated cities as well as rural areas where medical resources are scarce. We deliver cancer care innovation by bringing new treatments to the forum and also by ensuring the access to the necessary adjacent services to provide comprehensive quality cancer care and preserving the delivery of personalized cancer care in the community oncology setting.

Through access to care-enhancing patient services such as a centralized specialty pharmacy, wide ranging clinical lab and pathology, a fully integrated technology platform anchored by an oncology-specific electronic medical record system, as well as a care management team and a variety of financial assistance programs, our patients receive expert cancer care at each of our clinics.

We provide patients a variety of services to enhance patient care throughout the healthcare journey: high-quality and timely laboratory services for routine and specialized testing; in-house professional and technical pathology providing complete, accurate and timely pathology reports; in-house specialty pharmacy with patient education, financial assistance, and 24/7 patient assistance; and care management support services including nutrition guidance.

As the future of healthcare continues to transition from volume to value, we are at the forefront of this initiative by ensuring care quality over care quantity and adopting a patient-first mentality. Through an integrated system of seamless communication, coordination and patient care for better health outcomes, AON practices benefit from decreased expenditures through the implementation of centralized administrative services, processes, and technologies designed to support effective decision-making such as optimal pricing on drugs and medical supplies. Our patients benefit through our 24/7 clinical care support leading to a reduction in unnecessary emergency room visits and admissions and enhanced care quality. Ultimately, the payors benefit from more efficient delivery of high-quality, comprehensive services comparable to any hospital system at a lower cost point.

Though our network spans the country, its clinicians are interconnected and focused on driving change not just at their local clinics, but throughout our network. Our Network Practices unite in collaboration through a physician advisory board, which acts as a liaison between AON management and our Network Practices so that we remain apprised of issues and opinions concerning our Network Practices. In addition, our Network Practices also remain at the forefront of new discoveries and findings by expanding and improving cancer treatment options for every patient through a pharmacy and therapeutics committee that continuously updates its formulary in real time as advanced therapeutics come to market and through participating in clinical research to ensure we remain on the cutting edge of cancer protocols. Patients benefit from convenient access to clinical trials that we participate in without the need to travel to large cities or tertiary cancer care facilities, and personalized care by matching a patient’s cancer to a tailored therapy using molecular profiling.

We have made significant investment in a resilient, integrated technology platform to support the practices which includes a fully-integrated electronic health record and a robust decision support tool and analytics engine. Our development of compliance materials ensures consistency and optimal patient experiences and meets or exceeds the Office of Inspector General (“OIG”) guidelines.

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

Market Overview

Our business is focused on caring for adult and senior populations with medical oncology and related care needs, including members of Medicare Advantage (“MA”) plan run by private insurance companies on behalf of the Centers for Medicare and Medicaid Services, or CMS, as well as traditional Fee-For-Service (“FFS”) Medicare, Medicaid, other government healthcare programs and commercial insurance populations.

As of December 31, 2023, we were active across 32 practices in 19 states and the District of Columbia. We also operate a triple-accredited specialty pharmacy and a state of the art clinical laboratory. According to the Community Oncology Services Global Market Report 2023, the global community oncology services market size is expected to grow to $81.33 billion in 2027 at a compound annual growth rate (“CAGR”) of 10.9%. Furthermore, according to the BCC Research Global Oncology Pharmaceuticals Market Report, the oncology pharmaceuticals market, which is also a significant market of AON’s services, is currently a $177 billion industry and is expected to grow to $314 billion by 2026. This expanding market provides us with a substantial opportunity to grow in both our legacy, existing markets, as well as in our new expansion geographies.

Our Care Model

Since our founding, we have offered a progressive model of physician-led, community-based oncology management. It preserves and elevates community oncology by helping our physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. Our care model is focused on delivering personalized, evidenced-based care consistently and at scale. We seek to deliver better patient outcomes for lower costs, and to care for more of our payors’ patient populations. Our care model is team-focused and values-driven and promotes a culture of loyalty and trust from providers and staff, leading to strong clinical outcomes.

●    Continuously Supporting the Patient — Deliver results by providing compassionate oncology and hematology services with continued focus on the patient.
●    Always Do the Right Thing — Committed to personal excellence, accountability, and integrity, abiding by the highest regulatory standards, performing in the most ethical manner, and taking responsibility for actions.
●    Respectfully Engage — Foster positive relationships, encourage diversity of thought, and promote trust among teams and customers; encouraging healthy debate and respect for the thoughts and opinions of others; believing that talent, skills, and expertise are most important.
●    Exceed Expectations — Striving to provide excellence in all things; creating a standard of caring that goes above and beyond while embracing change in support of continuous improvement for patients.

Our Network Physician Practices

We operate our physician practices through management service agreements (“MSAs”) between American Oncology Management Company, LLC (“AOMC”), and American Oncology Partners, P.A. (“AON Partners”), and American Partners of Maryland, P.A. (“Partners of Maryland”). AOMC is a wholly owned subsidiary of the Company while AON Partners and Partners of Maryland are physician owned.

Under our MSAs, we have agreed to serve, on an exclusive basis, as manager and administrator of each our practice’s non-medical functions while healthcare services and items provided to patients are provided by physicians and other licensed healthcare providers employed by or under contract with a practice. Under the MSAs, the responsibilities of AOMC include, but are not limited to, negotiating provider and payor contracts, employment and compensation decisions, billing and collections, furnishing all supplies and equipment necessary for the respective practice’s operations as well as, necessary real estate, contracting on behalf of AON Partners and Partners of Maryland, entering into leases, holding a power of attorney to perform the above activities, preparing, maintaining and administering all accounting records (including financial reporting), expense payment, and maintenance of all information systems/software. Furthermore, the MSAs provide that AON Partners and Partners of Maryland have sole discretionary authority on decisions with respect to medical practice and shall be based on their professional judgment and in the best interests of patients. The MSAs also provide that AOMC will not interfere with AON Partners’ and Partners of Maryland’s decisions with respect to the supervision, selection, terms, conditions or obligations of their physicians and healthcare professionals. In addition, the MSAs provide that services provided by AOMC will comply with applicable federal and state requirements, as well as any accreditation and certification requirements applicable to medical practices.

We are paid a management fee to compensate AOMC for the services provided. The management fee has fixed and variable components and is negotiated and agreed upon on an annual basis by AOMC and AON Partners or Partners of Maryland, respectively. The fixed amount of the management fee to be agreed upon is based primarily on expenses incurred by AOMC in connection with providing management and administrative services to each of AON Partners’ and Partners of Maryland’s medical practices. The variable component of the management fee is based primarily on the volume of collections by AON Partners and Partners of Maryland and their respective profitability. The variable component of the management fee does not exceed 10% of the collections of our practices. In accordance with relevant accounting guidance, each of AON Partners and Partners of Maryland is determined to be a variable interest entity, or VIE, of AON because AON has the ability under the MSAs to direct the activities (except for clinical decisions) that most affect the economic performance and profitability of AON Partners and Partners of Maryland. Our MSAs with AON Partners or Partners of Maryland have five-year terms that automatically renew for successive five-year terms, unless terminated upon mutual agreement of the parties or unilaterally by a party following a material breach or commencement of bankruptcy or liquidation events by the other party, or a governmental or judicial termination order against a party.

Our Value Proposition

We believe we have developed a compelling value proposition for each of our patients, providers, and payors. We seek to provide high quality and lower cost care delivery through the following capabilities:

Patient

●    Quality providers, continuous clinical improvements, and ancillary services such as clinical laboratory, professional and technical pathology services, oral oncolytic pharmacy, care management, and access to clinical trials set a high standard of patient care.
●    Optimization of centralized administrative services allows providers the opportunity to maximize time serving patients.
●    In addition to traditional oncology care, a focus on addressing patients’ mental and spiritual health.
●    Delivery of true Value Base Care (“VBC”) through participation in alternative payment models such as CMS’ Oncology Care Model.

Providers

●    Strong culture, based on a prominent clinical reputation, and attractive physician ownership model enable us to attract and retain the best providers in a competitive market.
●    Proven practice management expertise, driving practice growth by providing outstanding administrative support including managed care services, drug procurement, and revenue cycle management, as well as a proprietary playbook on driving same store growth of new patients for AON practices.

●    Access to new revenue streams through centralized ancillaries such as clinical lab, pathology, and oral oncolytic pharmacy enables practice growth.
●    Favorable drug pricing through preferred vendor agreement with a major pharmaceutical distributor.
●    Differentiated, provider-centric culture attracts the industry’s leading providers.
96% Physician Quality Score according to CMMI (Center of Medicare and Medicaid Innovation).

Payors

●    Experienced and knowledgeable centralized Payor Strategy & Relations team coordinates with practices to maintain close relationships with all payors across the AON platform.
●    Robust suite of solutions offered to practices driving cost savings for payors, addressing three cost drivers: 1) Variable use of drugs and diagnostics during treatment; 2) Deterioration of patient health between treatments; and 3) Ineffective interventions near the end of life.
●    Optimized management solutions generating operational efficiencies and cost savings shared with payors.
We strive to add value by consistently performing these activities effectively. The goal is a lower cost of care for the same or better clinical outcomes while providing a superior patient experience.

Growth Strategy and Opportunities

To date, we have achieved rapid growth through acquisition of existing practices and through organic growth of these practices after acquisition. Revenue has grown at a roughly 42% CAGR from 2019 to 2023.

Our practice footprint as of December 31, 2023, spanned 19 states and the District of Columbia with 32 total practices.

WA
OR
CA
ID
NV
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
ME
VT
NH
MA
CT
RD
MJ
DE
MD

We anticipate adding more managed practices in the future across our markets through acquisitions and through organic growth within existing practices.

Our go-to-market strategy focuses on demographic trends, secular tailwinds, and fragmented community-based oncology practices facing pricing pressures, as follows:

●    According to BCC Research, oncology medicine spending is forecasted to grow at a 12% long-term CAGR.

●    Recent treatments tailored to the specific genomic sequence of each patient’s tumor have continued to drive growth in the oncology market.
●    The number of cancer cases through 2040 is expected to grow five times faster than the population growth per the Journal of Clinical Oncology.
●    The oncology service market is vast and extremely fragmented in the U.S. Of the over 12,000 oncologists in the country, approximately 76% work in practices that employ between 1 – 5 oncologists.

We are well-positioned to capitalize on this growth opportunity given our hands-on, “Patient-First” model, practice revenue diversification offerings such as our in-house pathology lab, and our specialty pharmacy which can dispense over 96% of the oral oncolytics available in the market today. We have multiple strategies we believe can achieve long-term growth.

●    Significant Growth Embedded Within Existing Business: Our existing physician base will continue to grow as AON drive deeper penetration of adjacent services and our physician recruitment team recruits new physicians to practices that are already part of the AON network. We have invested heavily in corporate infrastructure over the past two years, which should lead to significant operating leverage.
●    New Service Line Growth: New service lines will drive growth from our existing physician base and attract new physicians to the network. A sample of such new services that have been recently implemented are as follows:
●    In December 2022, we launched our new AON Pharmacy MSA model that will offer potential AON practices access to pharmaceutical management and a la carte services.
●    We are initiating new revenue streams developed from clinical informatics and data licensing subscriptions.
●    Implementing new CMS-approved patient services including Principal Care Management (“PCM”), Transitional Care Management (“TCM”), and Chronic Care Management (“CCM”).
●    Participation in alternative payment models developed by CMMI and third-party payors.
●    M&A Opportunities: We plan to pursue accelerated growth through acquisition with a more aggressive approach towards M&A. Access to the public markets allows us to pursue a broader M&A strategy and opening up the universe of potential targets. In addition, our more robust service offerings and flexibility in deal structuring will allow for acceleration of our M&A efforts.
●    Expansion of research initiatives: We believe today’s research is tomorrow’s standard of care, accordingly, AON plans to expand our national research platform. Access to cutting edge clinical trials within the community setting will be critical to oncology research and drug development and AON practices have the best opportunity to offer patients access to such trials. We offer centralized administrative resources and innovative technology solutions that allows for the timely and efficient expansion in numbers of research investigators and clinical locations throughout the US. With a significant investment in our standardized technology platform, AON maintains the ability to collaborate closely with trial sponsors in order to timely identify patients for clinical trial accrual across our network.

Contracting

Governmental programs, such as Medicare and Medicaid, are collectively the largest payors for our affiliated practices and includes Managed Medicare and Medicaid programs whereby Medicare and Medicaid contract with third-party payors to administer health plans for their beneficiaries. Under such programs, physicians are reimbursed at negotiated rates rather than the Medicare fee schedule and the payor is a third-party, rather than Medicare and Medicaid itself.

Medicare reimbursement for physician services is based on a fee schedule, which establishes payment for a given service, in relation to actual resources used in providing the service, through the application of relative value units. The resources used are converted into a dollar amount of reimbursement through a conversion factor, which is updated annually by CMS, based on a formula.

Also, Medicare reimburses providers for oncology pharmaceuticals administered in our clinics based on the average sales price (“ASP”) for drugs plus a fixed percentage (adjusted for sequestration). Our ability to manage pharmaceutical acquisition costs and concentration of our purchases with a limited number of manufacturers is critical to our success. Nearly all of our pharmaceutical pricing advantage relative to other suppliers is derived from a limited number of drugs. Implementation of ASP-based reimbursement has reduced the amount of differential pricing that is available to us from pharmaceutical manufacturers, which is one of our key competitive strengths.

In addition to traditional FFS arrangements, we continue to explore several other forms of alternative payment models including value-based arrangements. Although many of these arrangements continue to be based on an FFS-based methodology, our affiliated providers are eligible to earn additional bonuses based on their ability to achieve oncology-

specific clinical and other quality of care-based benchmarks as well as financial rewards often based on total cost of care. While these alternative value-based arrangements may not produce as much initial revenue, we believe this flexibility in contracting models will allow us to speed our expansion into new markets while preserving the value-based economics that are critical for our business’ growth and success.

Payor Relationships

We are attractive to physician practices because of our ability to efficiently manage payor relationships for our Network Practices. As is the case with many healthcare providers, our Network Practices seek payment for their services from a limited number of payors. We generally manage our Network Practices’ payor contracts on a state-by-state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our collective revenue. Our centralized Payor Strategy & Relations team coordinates with practices and fosters close relationships with all payors across the AON platform. Our solutions offer unique cost savings opportunities to payors, and our optimized revenue cycle management function generates operation efficiencies and cost savings that are shared with payors. We believe these factors make our practices attractive to payors. Our Network Practices have long-term contracts with many payors including some of the biggest and most respected names in healthcare, including Anthem and United Healthcare. Generally, the contracts with our payors are entered into on substantially consistent terms. These terms include the period of performance, reimbursement rates and termination clauses that are standard in the industry. For example, typically, many of our contracts are terminable for convenience by either the payor or us after a notice period has passed. Many of our payor contracts include cure periods for certain breaches, during which time we may attempt to resolve any issues that would trigger a payor’s ability to terminate the contract. Typically, contracts may be terminated immediately by the payor if we lose applicable licenses, go bankrupt, lose our liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities. We consider our relationships with our payors to be very strong.

Practice Structure, Staffing and Network Design

We have a standard clinic design and approach to staffing that we continually improve and refine.

Managed clinics average 6,200 square feet and typically offer services from up to 30 providers (physicians and advanced practice providers) per clinic. We have flexibility around clinic size to allow us to establish smaller clinics and part time staffing in areas where needed to ensure the Network Practices can meet patient needs under existing payor contracts. We group our managed clinics by geography into regions. We have operations teams managing our markets and regions allowing us to drive performance and scale efficiently.

Competition

The U.S. healthcare industry is highly competitive. We compete directly with national, regional, and local providers of healthcare for patients and physicians. Our primary competitors are traditional community oncology physician practices, local and national health systems and national oncology management service organizations such as US Oncology Network, Inc., and OneOncology, Inc. Similar to the Company, US Oncology Network, Inc. and OneOncology, Inc. each offers a nationwide oncology management platform that offers diagnostics, specialty pharmacies and clinical laboratories; however, we differentiate ourselves from these competitors in our management model. We give our network physicians a high level of autonomy with respect to their practice after joining our network as AON employed physicians. We believe this structure differentiates us from our competitors. Some of our competitors may have greater recognition and be more established in their respective communities than we are and may have greater financial and other resources than we have. Competing oncology care providers may also offer larger facilities or different programs or services than our Network Practices do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients, and referral sources. We believe the principal competitive factors for serving the healthcare market include patient experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand. We believe we compete favorably on all these factors within the markets we serve.

Government Regulation

Regulatory Licensing, Accreditation and Certification

Participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, our providers could lose their licenses and we could lose our ability to participate in Medicare, Medicaid, and other government programs. These legal and regulatory standards address, among other issues, licensure, certification, and enrollment with government programs; the necessity and adequacy of medical care; quality of medical equipment and services; qualifications of medical and support personnel; operating policies and procedures; billing and coding for services; handling overpayments; classifications of levels of care provided; relationships with referral sources and referral recipients; maintenance of adequate records; rate-setting; building codes; environmental protection; privacy and security; interoperability and refraining from information blocking; debt collection; balance billing and billing for out-of-network services; and communications with patients and consumers.

Our clinics are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our clinics and providers are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. Government regulations may change. If that happens, we may have to make changes to our facilities, equipment, personnel, and services so that our practices remain certified and qualified to participate in these programs. We believe that our practices are in substantial compliance with current federal, state, and local regulations and standards. We cannot be certain that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations will be interpreted by the courts in a manner consistent with our interpretation.

State Corporate Practice of Medicine and Fee-Splitting Laws

Some states, including states where we operate, prohibit unlicensed persons or business entities, including corporations, from employing physicians. These prohibitions are generally referred to as prohibitions against the “corporate practice of medicine,” and their primary objective is to protect physicians’ independent medical judgment from the influence of corporate profit motives. Corporate practice of medicine doctrines vary from state to state, and can be found in a mix of state laws and regulations, case law and state attorney general opinions. But in virtually all (if not all) states, physicians are generally permitted to practice medicine through professional corporations or professional limited liability companies that restrict their ownership solely to licensed physicians.

Some states, including states where we operate, also have adopted laws that prohibit “fee-splitting” arrangements with physicians and unlicensed persons or business entities. Possible sanctions for violations of corporate practice of medicine and fee-splitting restrictions include loss of a physician’s license, civil and criminal penalties, and rescission of business arrangements. These laws vary from state to state, are often vague and in some cases, have seldom been interpreted by the courts or regulatory agencies.

In order to comply with these various state laws and doctrines, a non-licensed entity that enters into a business relationship with a physician practice will often use a management services model. In this structure, a professional corporation or limited liability company is formed with 100% physician ownership. Such physician-owned entity contracts with a management services organization to furnish management and other services to the professional entity in consideration of a commercially reasonable, fair market value fee. The physician-owned entity employs or contracts with all of the practice’s licensed clinical personnel, such as physicians and advanced practice practitioners. The management services organization employs all of the non-clinical personnel who will furnish administrative and business services to the physician-owned entity, such as financial management, billing and collection, human resources, management of office space, etc. The physician-owned entity typically pays for all clinical compensation, benefits and malpractice insurance expenses of the practice from the professional revenues it generates. The management services organization, on the other hand, will incur all other expenses for the practices, which it will pay using its management fee. The end result is that the physician-owned entity maintains control over the clinical aspects of the practice — maintaining independent professional judgment with respect to patient care — and the management services organization manages the physician-owned entity’s back office functions. AON employs such an accepted model to comply with state regulations relating corporate practice and fee splitting laws in the states where AON operates.

Healthcare Fraud and Abuse Laws

We are subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, self-referral, false claims, and other healthcare fraud and abuse laws.

The federal Anti-Kickback Statute, or AKS, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate, or other remuneration for referring an individual, in return for ordering, leasing, purchasing, or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing, or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Courts have interpreted this statute broadly and held that there is a violation of the AKS if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

The federal physician self-referral law, the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS.

The federal False Claims Act, or FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA.

The Civil Monetary Penalties Law, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider. We may also be subject to civil monetary penalties and other sanctions under the statute if we or our Network Practices hire or contract with any individuals or entities that are or become excluded from government healthcare programs, for the provision of items or services for which payment may be made under such programs.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

The laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that a government authority will find that we or our Network Practices are in compliance with all such laws and regulations that apply to our business. Further, because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of the business activities undertaken by us or our Network Practices could be subject to challenge under one or more of these laws, including, without limitation, patient assistance programs that waive or reduce the patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services provided to them if they meet certain financial need criteria. If our or our Network Practices’ operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to significant penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, contractual damages, exclusion from participation in federal and state healthcare programs and imprisonment. In addition, any action against us or our Network Practices for violation of these laws or regulations, even if successfully defended against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity, or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows, reputation as a result.

Healthcare Reform

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement, and policy. By way of example, the Affordable Care Act (ACA), which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States. Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA.

On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 to June 30, 2022, to up to 3% in the final fiscal year of this sequester, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. The Inflation Reduction Act of 2022, or IRA, signed into law on August 16, 2022, also contains a number of provisions designed to limit or reduce drug prices under the Medicare program, reduce beneficiary out-of-pocket spending under Medicare’s prescription drug benefit, and expand subsidies for individuals to obtain private health insurance under the ACA. While these provisions of the IRA do not apply directly to healthcare providers like our Network Practices, we are continuing to evaluate the potential impact, if any, that the IRA may have on our business.

The 21st Century Cures Act (the “Cures Act”), which was signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In May 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC, and CMS published the Cures Act final rule, which was intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider electronic health record systems, or EHRs. The final rule will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant requirements for healthcare industry participants. For example, the final rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange, or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the final rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.

There is also uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government- sponsored coverage, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as “Medicare for All”). Some states have implemented or are considering measures such as individual health insurance mandates and public health insurance options. Other initiatives and proposals, including those aimed at price transparency and out-of-network charges, may impact prices and the relationships between health care providers, insurers and patients. For example, the No Surprises Act requires providers to send an insured patient’s health plan a good faith estimate of expected charges, including billing and diagnostic codes, prior to when the patient is scheduled to receive the item or service.

HIPAA Administrative Simplification and Privacy and Security Requirements

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. U.S. Department of Health and Human Services Agency (“HHS”) has established electronic data transmission standards and code sets that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically and has issued operating rules to promote uniformity in the implementation of each standardized electronic transaction. HIPAA also requires that each provider use a National Provider Identifier.

As required by HIPAA, HHS has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require covered entities, including health plans and most healthcare providers, to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. Business associates (entities that handle protected health information for or on behalf of covered entities) are subject to direct liability for violation of applicable provisions of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. Our ongoing efforts to comply with privacy regulations and security regulations have and will continue to impose significant costs on us.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS is required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. We are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. In addition, various states have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, are subject to amendments and changing requirements and updates to regulators’ enforcement priorities, may require us to modify our data processing practices and policies, may require us to incur substantial costs and expenses to comply and may subject our business to a risk of increased potential liability. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation. Any failure or perceived failure, by us or by third parties with whom we work, to comply with these data protection, privacy and security, or consumer protection laws and regulations could result in enforcement actions, including fines and liability, claims for damages, reputational harm, and other adverse effects on our business, financial condition and results of operations.

Intellectual Property

We own a number of active trademark registrations, The failure to protect our intellectual property assets could have a material adverse effect on our business; however, the loss of any single trademark or service mark, taken alone, would not have a material adverse effect on the Company as a whole.

Legal Proceedings

From time to time, we may receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition, we may be subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing practices and the administration of charity care policies at our practices. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Insurance

As part of our business of providing oncology care to our patients, we may be subject to legal actions alleging liability on our part. To cover claims arising out of the operations of our clinics and providers, we maintain professional malpractice liability insurance and general liability insurance on a claims-made basis in excess of those amounts for which we are self-insured, in amounts we believe to be sufficient for our operations. We also maintain umbrella liability coverage for claims which, due to their nature or amount, are not covered by our other insurance policies. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance.

Employees and Human Capital Resources

As of December 31, 2023, we employed approximately 1,525 employees, including approximately 206 physicians and advanced practice providers that we employ through our physician owned subsidiaries AON Partners and Partners of Maryland. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relations with our employees to be good.

The healthcare industry, and in particular, oncology care, is currently facing workforce challenges and this has become a significant operating issue for healthcare providers. A multipronged approach including staff retention bonuses, market adjustments to compensation, continuation of annual bonuses, competitive fringe benefits including access to robust health insurance and retirement programs have assisted in increasing the retention of our providers and employees. We believe that these efforts will aid in our ability to acquire new clinics and retain our current clinics. Due to the challenges above and other factors, our practices, like many other healthcare providers, have experienced rising labor costs. We may be required to continue to enhance wages and benefits to recruit and retain healthcare providers.

Environmental Matters

We are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of medical waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials. In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which our facilities are located or adversely impacts general economic conditions, including in communities in which our facilities are located. At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, does not have a material effect on our capital expenditures, financial results or operations. However, it is possible that developments may arise in the future as a result of climate change or other environmental developments that we are unable to currently predict.

Properties

Our principal corporate offices are located in Fort Myers, Florida where we lease approximately 9,500 square feet of office space that expires in 2030. We use this facility for administration, billing and collections, technology and development and professional services. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

We lease all of the 87 properties used for our practice locations as well as administrative facilities under operating leases. As of December 31, 2023, we have leases located in Washington, Idaho, Nevada, Arizona, Iowa, Missouri, Arkansas, Louisiana, Michigan, Indiana, Ohio, Maryland, Virginia, Florida, North Carolina, South Carolina, Georgia, Texas, and the District of Columbia. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. We intend to lease the premises for any new practice locations. Our typical practice occupies an average of 5,800 square feet.

Additional Information

We are subject to the reporting and information requirements of the Securities and Exchange Act of 1934, as amended, and as a result are obligated to file or furnish, as applicable, annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these documents and other information available free of charge on our website (https://investors.aoncology.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of the Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC.

Item 1A. Risk Factors

Summary of Risk Factors

The following summary highlights some of the principal risks that could adversely affect our business, financial condition, or results of operations. This summary is not complete, and the risks summarized below are not the only risks we face. You should read this summary together with the full and complete discussion of risk factors contained below:

Risks Related to Our Business and Industry

•We need to contract and form partnerships with Network Practices in order to execute our growth strategy.
•Our Network Practices primarily depend on reimbursement from third-party payors, which could lead to delays, denials, or uncertainties in the reimbursement process.
•A significant portion of our revenue is derived from a limited number of health insurance and medical group companies.
•A significant portion of our revenue is derived from a limited number of Network Practices.
•We have identified material weaknesses in our internal control over financial reporting and if we are unable to remediate these material weaknesses, investor confidence in our business and the value of AON common stock could be adversely affected.
•The AON PNC Loans and the associated restrictive covenants thereunder could adversely affect our financial condition and will restrict our ability to raise capital.
•The AON PNC Loans subject us to interest rate risk, which could cause our debt service obligations to increase significantly and potentially limit our ability to effectively refinance our indebtedness.
•A pandemic, epidemic or outbreak of an infectious disease could adversely affect our business.
•We must be able to attract and retain highly qualified physicians, medical professionals and other personnel, as well as new patients and obtain new payor contracts in order to grow our business.
•We face risks associated with estimating the amount of revenue that is recognized under Network Practices risk agreements with health plans.
•Reductions in government reimbursement rates or changes in the rules governing government healthcare programs could have a material adverse effect.
•Our business could be adversely affected by health care reform and other changes in government programs.
•Changes in the payor mix of patients and potential decreases in reimbursement rates as a result of consolidation among plans could affect our business.
•We face significant competition from other healthcare services providers.
•Competition for physicians and nurses, shortages of qualified personnel or other factors could increase our labor costs.
•Our Network Practices must provide consistently high quality of care.
•Our business could be adversely affected by supply price increases and shortages.

•We rely on third-party information technology systems that could suffer from disruptions and data breaches.
•We could be subject to legal proceedings and litigation.
•Some jurisdictions preclude AON from entering into non-compete agreements with physicians.
•Current and future acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.
•We need to protect the confidentiality of our trade secrets, know-how and other proprietary and internally-developed information.
•Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.
•Our facilities may be negatively impacted by weather and other factors beyond our control.
•Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations, or cash flows.
•Inflation may adversely affect us by materially increasing our costs.

Risks Related to our Regulatory Environment

•We are dependent on our relationships with our Network Practices to provide healthcare services.
•Our managed clinics and our Network Practices providing professional services at such clinics may become subject to medical liability claims.
•Changes in accounting standards by the Financial Accounting Standards Board (“FASB”) subjects us to risk.
•Our managed clinics and our Network Practices may be subject to third-party payor audits.
•We are subject to extensive fraud, waste, and abuse laws.
•We face risks relating to loss of regulatory licenses, permits and/or accreditation status.
•We face risks relating to applicable data interoperability and information blocking rules.
•We face risks relating to actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements.
•We are subject to federal, state and local laws and regulations that govern our business.
•We are subject to applicable tax laws and regulations.

Risks Relating to Operating as a Public Company

•The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources and divert management’s attention.
•The trading price of our Class A Common Stock may be volatile, and purchasers of our Class A Common Stock could incur substantial losses.
•Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.

Risks Relating to Our Common Stock and Warrants

•The sale of securities registered for resale and future sales of substantial amounts of our securities in the public market (including the shares of Class A Common Stock issuable upon exercise of our warrants, conversion of our Class B Common Stock, or conversion of our Series A Preferred Stock), or the perception that such sales may occur, may cause the market price of our securities to decline significantly.
•Certain existing stockholders purchased our shares at a price below the current trading price of such shares, and may experience a positive rate of return based on the current trading price. Other investors and stockholders may not experience a similar rate of return.
•Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.
•A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
•Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•Our warrants may never be in the money, and they may expire worthless.
•We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making the warrants worthless.
•Warrants to purchase AON Class A Common Stock are exercisable which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•Future offerings of debt or offerings or issuances of equity securities by us may adversely affect the market price of Class A Common Stock or otherwise dilute all other stockholders.
•The price of Class A Common Stock could decline if securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us.
•We may be subject to securities litigation, which is expensive and could divert management’s attention.

Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements”. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing us. Additional risks not currently known to us or that we currently deem to be immaterial, or which are not identified because they are generally common to businesses, also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods. The following discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included herein, as well as our other public filings with the Securities and Exchange Commission.

Risks Related to Our Business and Industry

In order to execute our growth strategy, we will need to acquire oncology practices and affiliated care providers (“Network Practices”). Our ability to grow depends upon a number of factors, including our ability to obtain referrals for cancer patient care services, identify appropriate physician practices to acquire, enter into contracts with such additional Network Practices, obtain leases, identify appropriate facilities to acquire, complete internal buildouts of new facilities within proposed timelines and budgets, and hire and retain employees including but not limited to physicians affiliated with Network Practices. We cannot guarantee that we will be successful in pursuing our growth strategy.

Our growth strategy involves a number of risks and uncertainties, including that:

•we and our Network Practices may not be able to successfully enter into contracts with local payors on terms acceptable to us or at all. In addition, we compete for payor relationships with other healthcare organizations, many of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities. Patients may also choose providers with more competitive contracted rates than we are able to negotiate;
•we will require additional capital and resources in order to acquire additional Network Practices;
•we cannot make any assurance that we will be able to maintain relationships with our Network Practices;
•through our Network Practices, we may not be able to recruit or retain a sufficient number of new patients to execute our growth strategy, and we may incur substantial costs to recruit new patients and we may be unable to recruit a sufficient number of new patients to offset those costs;
•we may not be able to contract with a sufficient numbers of physicians and other staff and may fail to integrate our employees, particularly our medical personnel, into our care model;
•our Network Practices may not conform to our exact business model, which may impact their profitability and in-turn, our profitability;
•when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate;
•we may not be able to easily monitor and track changes to state and local laws in the states in which we operate, which could increase our legal exposure; and
•depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.

There can be no assurance that we will be able to successfully capitalize on growth opportunities, which may negatively impact our business model, revenues, results of operations and financial condition.

Our Network Practices primarily depend on reimbursement from third-party payors, as well as payments by individuals, which could lead to delays, denials, or uncertainties in the reimbursement process.

The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when our Network Practices provide services to patients, our Network Practices may from time to time experience delays in receiving the associated payments. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or the services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. Our Network Practices are subject to audits by such payors, including governmental audits of our Medicare and Medicaid claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional costs associated with raising capital. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our Network Practices’ reimbursement claims.

In addition, certain of the patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. Our Network Practices may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients for which our Network Practices may not receive whole or partial payment. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections, which we may not be able to offset such additional costs with sufficient revenue.

In response to the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS), the federal agency responsible for administering the Medicare program, made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict our Network Practices’ ability to deliver care through telehealth modalities, our financial condition and results of operations may be adversely affected.

A significant portion of our revenue is derived from a limited number of health insurance and medical group companies. Those payors could take action to remove, exclude, delay, or otherwise prevent the inclusion of our Network Practices in their provider networks.

Our operations are dependent on a concentrated number of payors with whom our Network Practices contract to provide services to patients. We generally manage our Network Practices’ payor contracts on a state by state basis, entering into a separate contract in each state with the local affiliate of the relevant payor such that no one local payor contract accounts for a majority of our collective revenue. We believe that a majority of our Network Practices’ revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with our Network Practices or the individual Network Practice physicians credentialed by them upon the occurrence of certain events. The sudden loss of any of our network Practices’ payors, or the renegotiation of any of our Network Practices’ payor contracts, could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payors in respect of the services our Network Practices provide and the terms of our Network Practices’ payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of the payors may seek to renegotiate or terminate their agreements with our Network Practices. These discussions could result in reductions to the fees and changes to the scope of services contemplated by the original payor contracts and consequently could negatively impact our revenues, business and prospects.

Because we rely on a limited number of payors for a significant portion of our Network Practices’ revenues, we depend on the creditworthiness of these payors. The payors are subject to a number of risks including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our Network Practices’ payors declines, our financial results could be impacted. Should one or more of our Network Practices’ payors declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.

Although our Network Practices have long-term contracts with many payors, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by our Network Practices and our affiliated providers, subject to certain conditions. Certain of the payor contracts are terminable immediately upon the occurrence of certain events. Certain of the payor contracts may be terminated immediately by the payor if our Network Practices lose applicable licenses, go bankrupt, lose their liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or become subject to exclusion, suspension or debarment from state or federal government authorities, the Network Practices’ contract with such payor could in effect be terminated. In addition, certain of the payor contracts may be terminated immediately if a Network Practice becomes insolvent or file for bankruptcy. If any of the contracts with the Network Practice’s payors are terminated, the Network Practice may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.

A significant portion of our revenue is derived from a limited number of our Network Practices. If there are unforeseen disruptions in the businesses of our top Network Practices or these Network Practices terminate their contracts with us, our revenue could decline.

For the fiscal year ended December 31, 2023, our top ten Network Practices generated approximately 67.3% of our revenue. Unforeseen disruptions to these Network Practices could have a significant adverse effect on our revenues. Furthermore, while we enter into long-term contracts with our Network Practices, under certain circumstances and conditions, either party may terminate. The Network Practices have no obligation to renew their contracts after the initial term expires. In addition, our Network Practices may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from them. If our top ten Network Practices terminate their contracts, decide not to renew their contracts, or renew their contracts on less favorable terms or at lower fee levels, our revenue may decline significantly, or our future growth may be constrained.

AON has identified material weaknesses in its internal control over financial reporting. If AON is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, AON may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect investor confidence in AON’s business and the value of AON common stock.

As a public company, AON will be required to furnish a report by management on the effectiveness of our internal control over financial reporting beginning with our second annual report on Form 10-K. If AON is unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements in its consolidated financial statements, failure to meet its reporting obligations on a timely basis, increases in compliance costs, and subject AON to adverse regulatory consequences, all of which may adversely affect investor confidence in AON and the value of AON common stock.

As of December 31, 2023, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of AON’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that AON identified were as follows:

•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient complement of resources resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

•The Company did not effectively design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•The Company did not design and maintain effective controls to identify, analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, the Company did not design and maintain controls to account for its business combinations, asset acquisitions, clinical trial agreements, and related party transactions.

•The Company did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete and accurate financial accounting, reporting and disclosures. Additionally, the Company did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.

•The Company did not design and maintain effective controls to achieve complete, accurate and timely accounting of accrued liabilities.

•The Company did not design and maintain effective controls to achieve complete, accurate and timely accounting of revenue and accounts receivable. Specifically, the Company did not design and maintain controls over the inputs, assumptions, and calculations to develop our contractual allowances.

•The Company did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, the Company did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

The material weaknesses above resulted in a revision to the Company’s previously issued financial statements as of and for the year ended December 31, 2020 as well as audit adjustments to the Company’s financial statements as of and for the year ended December 31, 2021 related to the amortization of leasehold improvements within property and equipment, non-controlling interest, accrued liabilities, operating expenses, and related financial disclosures. A revision was also made to the Company’s previously issued condensed consolidated interim financial statements as of and for the nine-month period ended September 30, 2022 related to marketable securities, cash and cash equivalents, patient service revenue, net, patients accounts receivables, net, accrued other, and cost of revenue. Additionally, these material weaknesses could result in further misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company is in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses.

The Company’s remediation measures are ongoing and include the following:

•The Company enhanced the technical capabilities of its accounting department via the hiring of an SEC Reporting Manager and intends to seek additional opportunities to further expand its full-time accounting leadership team going forward. Furthermore, the Company will continue to leverage third-party consultants for its technical accounting needs whenever specific technical accounting competencies are required;

•Management continues to enhance its review process for unusual, non-routine or complex transactions. These enhancements include, but are not limited to, when appropriate, the involvement of non-finance personnel (such as legal or operations personnel) in order to verify the validity and proper accounting treatment of such transactions;

•During 2023, management collaborated with outside consultants possessing significant financial reporting and internal control expertise to perform an extensive review of the design of the Company's internal controls over financial reporting. This review included the identification of internal control deficiencies and the development of corresponding remediation plans for each of the deficiencies identified. These internal control deficiencies identified and corresponding remediation plans included, but were not limited to, the following: improvements to the financial close and reporting process, accounting for contractual allowances related to revenue recognition, the identification of related party transactions, and the timely development of quality estimates related to accrued liabilities;

•Management is gaining a better understanding of system functionality through the review of permissions and profiles to be executed during the periodic user access reviews to be conducted going forward for each IT application that is significant to the Company's financial reporting objectives, and intends subsequently reconfigure profiles with appropriate permissions to better align with job responsibilities and enforce segregation of duties;

•The Company enhanced its financial close process by introducing additional layers of independent reviews by appropriately qualified individuals and improving the precision and timeliness of reviews applied to various period-end activities and financial result analyses, including journal entries, account reconciliations, revenue recognition, and accrued liabilities. Additionally, the Company is developing evidence of review standards to be consistently applied to its various period-end control activities going forward, thereby requiring control owners to better formally document the operation of these controls; and

•The Company has designed and implemented a broad suite of ITGCs over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. During 2024, the Company intends to continue improving its ITGC environment by more uniformly applying password parameter requirements across its base of IT applications that are significant to its financial reporting objectives, as well as by enhancing the precision of its periodic user access reviews for these systems.

AON has begun the process to remediate its identified material weaknesses as detailed above. The material weaknesses will not be considered remediated until management completes the design and implementation of the processes and controls described above and the controls operate for a sufficient period of time, and AON has concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, AON cannot predict the success of such efforts or the outcome of future assessments of the remediation efforts. AON’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business, personnel, IT systems and applications, or other factors. If AON fails to remediate AON’s existing material weakness or identifies new material weaknesses in its internal controls over financial reporting, if it is unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if it is unable to conclude that its internal controls over financial reporting are effective, it is possible that a material misstatement of AON’s financial statements would not be prevented or detected on a timely basis, investors may lose confidence in the accuracy and completeness of AON’s financial reports, and the market price of AON Class A Common Stock could be negatively affected.

Our services are concentrated in certain geographic areas and populations exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.

Our services are concentrated in certain geographic areas in the United States. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in the states in which we operate or any other geographic area where our Network Practices are concentrated in the future could therefore have a disproportionately adverse effect on our operating results. Additionally, the geographic concentration of a significant portion of our Network Practices may make them more vulnerable to events such as an outbreak of a pandemic similar to the COVID-19 pandemic.

The AON PNC Loans and the associated restrictive covenants thereunder could adversely affect our financial condition and will restrict our ability to raise capital.

On April 30, 2021, we entered into the AON PNC Loans with PNC Bank National Association (“PNC”). The AON PNC Loans contains various restrictive and financial covenants, including restrictions on indebtedness, leverage ratio, restricts our ability to (i) incur indebtedness other than (a) in connection with and as allowed under certain provisions of the agreements governing the AON PNC Loans or (b) in ordinary course of business, (ii) permit any lien or encumbrance upon our property except as generally permitted by PNC or as specifically enumerated in the agreements governing the AON PNC Loans, (iii) (a) purchase or redeem any of our membership interests, (b) declare or pay any dividend or set aside any funds for any such purpose (c) prepay, purchase or redeem any other debt, (d) lend or advance any funds or (e) repay any loans or advances to, for or from any of our affiliates, except, for each of the foregoing, as specifically permitted under the AON PNC Loans, (iv) merge or consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of our assets (whether now owned or hereafter acquired) to, any person or entity, (v) without prior written consent, make any change in any borrower’s name, identity, corporate structure or location under the AON PNC Loans or make any other change in such borrower’s identity or corporate structure, or (vi) acquire another business (via assets or equity) unless certain other requirements are met, including that acquisitions via capital stock may only be of a subsidiary of AON. Subject to customary exceptions and exclusions, our obligations under the AON PNC Loans are guaranteed by a perfected, first-priority security interest in substantially all of our assets, including our intellectual property and the equity ownership interests directly and indirectly held by us in our wholly-owned subsidiaries and excluding certain assets used in connection with medical services. Compliance with such covenants and our indebtedness will result in the following, which could materially and adversely affect our business, financial condition and results of operations:

•require us to dedicate a substantial portion of cash and cash equivalents to the payment of interest on, and principal of, the indebtedness, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;
•oblige us to comply with negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, encumbering our intellectual property, incurring indebtedness or liens, paying dividends, making investments and engaging in certain other business transactions;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt at more favorable interest rates;
•limit our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes and otherwise restrict our financing options.

Furthermore, because the interests of the lenders may potentially differ from ours and from those of our stockholders, we may be unable to engage in transactions or other activities that may be beneficial to our stockholders. The covenants under the agreements governing the AON PNC Loans could materially and adversely affect our business, financial condition and results of operations.

Servicing our indebtedness requires a significant amount of cash. Our ability to repay the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional financing on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. Our inability to satisfy our debt obligations could materially and adversely affect our financial position and results of operations.

A failure to comply with the conditions of the AON PNC Loans could result in an event of default. An event of default under the AON PNC Loans includes, among other things, a failure to pay any amount due under the AON PNC Loans. If we fail to comply with any of the covenants under our indebtedness and are unable to obtain a waiver or amendment, the lenders may, among other things, accelerate our outstanding indebtedness and exercise rights with respect to collateral securing our outstanding indebtedness, each of which could have an adverse effect on our business, financial condition and results of operations.

Any of these events could materially and adversely affect our business, financial condition and results of operations.

The AON PNC Loans subject us to interest rate risk, which could cause our debt service obligations to increase significantly and potentially limit our ability to effectively refinance our indebtedness as it matures.

Borrowings under the AON PNC Loans bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we do not hedge such variable rates, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, which will negatively impact our net income and operating cash flows, including cash available for servicing our indebtedness.

Additionally, our ability to refinance portions of our indebtedness in advance of their maturity dates depends on securing new financing bearing interest at rates that we are able to service. While we believe that we currently have adequate cash flows to service the interest rates currently applicable to our indebtedness, if interest rates were to continue to rise significantly, we might be unable to maintain a level of cash flows from operating activities sufficient to meet our debt service obligations at such increased rates.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, similar to the outbreak of COVID-19 or the continuation of such an outbreak, could adversely affect our business, financial condition, results of operations and growth.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected.

To the extent a pandemic, epidemic or outbreak of an infectious disease which occurs in the United States or worldwide adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyberattacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

If we are unable to attract new patients and to obtain new payor contracts our revenue growth will be adversely affected.

To increase our revenue, our business strategy is to expand the number of oncology clinics and affiliated physicians in our network. In order to support such growth, we must continue to win new contracts and retain or grow existing contracts with payors. Our Network Practices face competition from other oncology providers. If our Network Practices are unable to convince potential payors and patients of the benefits of our value-based system, or if potential or existing payors and patients prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to attract new patient referrals and payors for our Network Practices. Network Practices’ inability to obtain new payor agreements and patient referrals and retain existing payors and patients would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

We face risks associated with estimating the amount of revenue that is recognized under Network Practices’ agreements with health plans, and if our estimates of revenue are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.

There are significant risks associated with estimating the amount of revenues that are recognized under Network Practices’ agreements with health plans in a reporting period and it is possible that we may not accurately estimate the amount of such revenues. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor recoupments typically continue to occur for up to three years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.

Reductions in government reimbursement rates or changes in the rules governing government healthcare programs could have a material adverse effect on our financial condition and results of operations.

Our Network Practices receive a significant portion of revenue directly from Medicare. In addition, many private payors base their reimbursement rates on the published Medicare rates or, in the case of Medicare Advantage, are themselves reimbursed by Medicare for the services our Network Practices provide.

As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses our Network Practices for patient care services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins.

In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:

•administrative or legislative changes to rates or the bases of payment;
•limits on the services or types of providers for which Medicare will provide reimbursement;
•changes in methodology for patient assessment and/or determination of payment levels;
•the reduction or elimination of annual rate increases; or
•an increase in co-payments or deductibles payable by beneficiaries.

Any reductions in reimbursement rates or the scope of services rendered by our Network Practices being reimbursed could have a material, adverse effect on our financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating expenses. Additionally, any delay or default by the government in making Medicare or Medicaid reimbursement payments to our Network Practices or any reduction in patients eligible for such programs could materially and adversely affect our business, financial condition and results of operations.

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition or results of operations.

The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. By way of example, the Affordable Care Act (“ACA”), which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 to June 30, 2022, to up to 3% in the final fiscal year of this sequester, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. The Inflation Reduction Act of 2022, or IRA, signed into law on August 16, 2022, also contains a number of provisions designed to limit or reduce drug prices under the Medicare program, reduce beneficiary out-of-pocket spending under Medicare’s prescription drug benefit, and expand subsidies for individuals to obtain private health insurance under the ACA. While these provisions of the IRA do not apply directly to healthcare providers like our Network Practices, we are continuing to evaluate the potential impact, if any, that the IRA may have on our business.

Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care.

Further, the ACA may adversely affect payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

Changes in the payor mix of patients and potential decreases in reimbursement rates as a result of consolidation among plans could adversely affect our revenues and results of operations.

The amounts our Network Practices receive for services provided to patients are determined by a number of factors, including the payor mix of patients and the reimbursement methodologies and rates utilized by the patients’ plans. Patient services revenue consists of fee-for-service agreements held by our Network Practices. Under a fee-for-service payor arrangement, our Network Practices collect fees directly from the payor as services are provided. Patient services revenue accounted for substantially all of our total revenue for the year ended December 31, 2023. A significant decrease in the number of fee-for-service arrangements held by our Network Practices could adversely affect our revenues and results of operation.

The healthcare industry has also experienced a trend of consolidation, resulting in fewer but larger payors that have significant bargaining power, given their market share. Payments from payors are the result of negotiated rates. These rates may decline based on renegotiations and larger payors have significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided through capitation agreements.

We face significant competition from other healthcare services providers. Our failure to adequately compete could adversely affect our business.

We and our Network Practices compete directly with national, regional and local providers of healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Other companies could enter the healthcare industry in the future and divert some or all of our business. If we expand to other geographies, we expect competition may change based on a number of factors, including the number of competing oncology care facilities in the local market and the types of services available at those facilities, our Network Practices’ reputation for quality care of patients, the commitment and expertise of our Network Practices’ medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our managed clinics, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing oncology care providers may also offer larger facilities or different programs or services than our Network Practices do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our managed clinics to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which our Network Practices have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.

Competition for physicians and nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our operations are dependent on the efforts, abilities and experience of our Network Practices’ physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other oncology practices, in attracting physicians, nurses and medical staff to support our managed clinics, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our managed clinics and in our Network Practices contracting with payors in each of our markets. In some markets, the lack of availability of clinical personnel has become a significant operating issue facing all healthcare providers. This shortage may require us and our Network Practices to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our managed clinics that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees or the employees of our Network Practices are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel for our Network Practices, or to control our collective labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to execute our business strategies and growth plans.

To execute on our growth plan, we and our Network Practices must attract and retain highly qualified personnel. Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing oncology care services. We and our Network Practice have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we and our Network Practices hire employees from competitors or other companies or healthcare providers, their former employees may attempt to assert that these employers or we have breached certain legal obligations, resulting in a diversion of our time and resources.

As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our stock options and other equity awards, or by other compensation arrangements, may not be as effective as in the past. As such, we may not be successful in continuing to attract and retain qualified personnel. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

If our Network Practices and the physicians affiliated therewith are unable to provide consistently high quality of care, our business will be adversely impacted.

Our business is dependent upon our Network Practices and the physicians affiliated therewith providing high-quality care to patients. In particular, the ability to attract and retain patients and patient referrals is dependent upon providing cost effective, quality patient care that meets or exceeds the patients’ and payors’ expectations. We depend on third parties for certain of the patient care needs. If we, our Network Practices or the physicians affiliated therewith fail to provide service that meets the patients’ and payors’ expectations, we may have difficulty retaining or growing the patient base, which could adversely affect our business, financial condition and results of operations.

We expect the importance of high-quality patient experience to increase as we, through our Network Practices, expand our business and pursue new lives served. Any failure to maintain high-quality patient experience, or a market perception that we do not maintain high-quality care, could harm our reputation and our ability to grow the number of lives served, and our business, results of operations, and financial condition. Additionally, as the number of lives served by our Network Practices in our managed clinics grows, we will need to hire additional personnel to provide quality care at scale. If we, our Network Practices or the physicians affiliated therewith are unable to provide such care, our business, results of operations, financial condition, and reputation could be harmed.

If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs purchased or if we are unable to effectively access new technology or superior products, it could negatively impact the ability of our Network Practices to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If our suppliers do not meet our Network Practices’ needs for the products they supply, including in the event of a product recall, shortage or dispute, and are not able to find adequate alternative sources, if our Network Practices experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that our Network Practices purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we and our Network Practices could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.

Our business is dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve patients, support our care teams and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact patients and care teams and hinder our ability to provide services, retain and attract patients, establish appropriate pricing for services, manage patient risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate patient needs and expectations, enhance the patient experience, act as a differentiator in the market and protect against cybersecurity risks and threats. We believe our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion.

Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our and our third-party service providers’ information technology systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we and our third party service providers rely. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. We and certain of our service providers are from time to time, subject to cyberattacks and security incidents, and we cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if we suffer a material loss or disclosure of health-related or other personal or confidential information as a result of a breach of our information technology systems, including those of our third-party service providers, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Further, our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We and our Network Practices may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain patients or geographies, all of which could negatively impact our geographical expansion and revenue growth. Our Network Practices may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts the attention of management and our affiliated providers from our business.

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.

Furthermore, our business exposes our Network Practices and affiliated providers to potential medical malpractice, professional negligence or other related actions or claims that are inherent in the provision of healthcare services. These claims, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management and our affiliated providers from our core business, harm our reputation and adversely affect our Network Practices’ ability to attract and retain patients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Although we maintain professional liability insurance coverage for our Network Practices and affiliated providers, it is possible that claims against them may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, our liability could exceed the limits of our insurance coverage. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our collective business, financial condition and results of operations. In addition, any professional liability claim brought against our Network Practices and affiliated providers, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, in particular insurance coverage relating to cybersecurity, and we cannot guarantee that we will be able to obtain insurance coverage on behalf of our Network Practices and affiliated providers in the future on terms acceptable to us or at all. If costs of insurance and claims increase, then our collective earnings could decline.

Some jurisdictions preclude Network Practices from entering into non-compete agreements with physicians, and other non-compete agreements and restrictive covenants applicable to certain physicians and other clinical employees may not be enforceable.

Network Practices have employment contracts with physicians and other health professionals in many states. Some of these contracts include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit our Network Practices from using non-competition covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our Network Practices’ non-compete agreements related to physicians and other health professionals will be found enforceable if challenged in certain states. In such event, our Network Practices would be unable to prevent physicians and other health professionals formerly employed by our Network Practices from competing with us, potentially resulting in the loss of some of our patients.

Current and future acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.

As part of our growth strategy, we may pursue acquisitions of oncology and other physician practices and services. These acquisitions may involve significant cash expenditures, debt incurrence, additional operational losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations. We may not be able to successfully integrate the acquired businesses into ours and our Network Practices’, and therefore, we may not be able to realize the intended benefits from an acquisition. These acquisitions could result in difficulties integrating acquired operations, technologies, and personnel into our business. Such difficulties may divert significant financial, operational, and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We and our Network Practices may fail to retain employees or patients acquired through these acquisitions, which may negatively impact the integration efforts. These acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

In addition, these acquisitions involve risks that the acquired businesses will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities of the acquires businesses, including liabilities for failure to comply with applicable healthcare regulations; that the expected synergies associated with acquisitions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have a material adverse effect on our financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.

We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know- how and other internally developed information.

Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.

Negative publicity regarding the managed healthcare industry generally may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:

•requiring us to change our products and services;
•increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which our Network Practices provide services and increase our costs of providing services;
•adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions; or
•adversely affecting our ability to attract and retain patients.

Our managed clinics may be negatively impacted by weather and other factors beyond our control.

Our results of operations may be adversely impacted by adverse conditions affecting our managed clinics, including severe weather events such as hurricanes and flooding, natural disasters such as earthquakes and forest fires. In particular, Fort Myers, Florida where our headquarters are located, experienced significant damage in the wake of Hurricane Ian. We may not fully realize Ian’s impact on Fort Myers for some time, and Fort Myers is likely to be adversely impacted by other severe storms and/or hurricanes in the future. Our results of operations may also be adversely impacted by public health concerns such as contagious disease outbreaks, violence or threats of violence or other factors beyond our control that cause disruption of patient scheduling, displacement of patients, employees and care teams, or force certain of our managed clinics to close temporarily. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our managed clinics.

Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations, or cash flows.

We invest a portion of our available cash and cash equivalents by purchasing marketable securities in a managed portfolio and direct investments in a variety of debt securities, including corporate debt securities, municipal bonds, and U.S. government and agency debt securities. The primary objective of our investment activity is to maintain the safety of principal, preserve capital and provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could materially affect our overall financial condition. Additionally, should we choose or are required to sell these securities in the future at a loss, our consolidated operating results or cash flows may be materially and adversely affected.

Inflation may adversely affect us by materially increasing our costs.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by materially increasing the costs of drugs and medical supplies, labor, administration and other costs of doing business. We may experience material increases in the cost of labor due to a nationwide shortage of nurses and other clinical staff. In an inflationary environment, cost increases may materially outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected. The Company minimizes the impacts of inflation by maintaining strong relationships with its suppliers and renegotiating payor contracts where possible

Risks Related to Our Regulatory Environment

We are dependent on our relationships with our Network Practices to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with our Network Practices become subject to legal challenges.

Our contractual relationships with our Network Practices may implicate certain state laws that generally prohibit non-professional entities from providing licensed medical services or exercising control over licensed physicians or other healthcare professionals (such activities generally referred to as the “corporate practice of medicine”) or engaging in certain practices such as fee-splitting with such licensed professionals. The interpretation and enforcement of these laws vary significantly from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services and/or that our arrangements with our Network Practices constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our Network Practices to bring our activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice of medicine and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals with whom we contract from providing clinical services.

Our managed clinics and our Network Practices providing professional services at such clinics may become subject to medical liability claims, which could have a material adverse impact on our business.

Our business entails the risk of medical liability claims against us, our Network Practices and their clinicians. Although we, our Network Practices and their clinicians carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and our clinicians’ insurance coverage, and/or plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our clinicians, our affiliated practices or to us in the future at acceptable costs or at all.

Any claims made against us or our Network Practices that are not fully covered by insurance could be costly to defend, result in substantial damage awards against us and divert the attention of our management and our Network Practices from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

If there is a change in accounting standards by the Financial Accounting Standards Board (“FASB”) or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on our consolidation of total revenues derived from our Network Practices.

Our financial statements are consolidated in accordance with applicable accounting standards and include the accounts of our Network Practices, which we manage under long-term management services agreements but are not owned by us. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide us any control over the medical decisions of our Network Practices. In the event a change in accounting standards promulgated by the FASB or in interpretation of its standards, we may not be permitted to continue to consolidate the total revenues of such practices which would negatively affect the market price of our common stock.

Our managed clinics and our Network Practices may be subject to third-party payor audits, which, if adversely determined against us or our Network Practices, may have a material effect on our results of operations and financial condition.

As a result of our Network Practices’ participation in the Medicare and Medicaid programs, our managed clinics and our Network Practices are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations.

Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•temporary suspension of payment for new patients to the facility or agency;
•decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation;
•the revocation of a facility’s or agency’s license; and
•loss of certain rights under, or termination of, our contracts with payors.

If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

We are subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits, investigations, lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships and arrangements with healthcare providers and vendors, our marketing activities and other aspects of our operations. Of particular importance are:

•the federal Anti-Kickback Statute, or AKS, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal physician self-referral law, the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
•the federal False Claims Act, or FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;

•the Civil Monetary Penalties Law, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider. We may also be subject to civil monetary penalties and other sanctions under the statute if we or our Network Practices hire or contract with any individuals or entities that are or become excluded from government healthcare programs, for the provision of items or services for which payment may be made under such programs;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
•laws that regulate debt collection practices;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur;
•federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants; and
•Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance imposing complex and extensive requirements upon healthcare providers.

The laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that a government authority will find that we or our Network Practices are in compliance with all such laws and regulations that apply to our business. Further, because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of the business activities undertaken by us or our Network Practices could be subject to challenge under one or more of these laws, including, without limitation, patient assistance programs that waive or reduce the patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services provided to them if they meet certain financial need criteria. If we or our Network Practices’ operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. In addition, any action against us or our Network Practices for violation of these laws or regulations, even if successfully defended against, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity, or otherwise experience a material adverse impact on our business, results of operations, financial condition, cashflows, reputation as a result.

If any of our managed clinics or Network Practices lose their regulatory licenses, permits and/or accreditation status, or become ineligible to receive reimbursement under Medicare or Medicaid or other third-party Payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.

The operations of our managed clinics through our Network Practices are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, dispensing of prescription drugs, fire prevention, rate-setting and compliance with building codes and environmental protection. Our managed clinics and Network Practices are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare and Medicaid fraud and abuse and physician self-referrals, and maintaining updates to our Network Practices’ enrollment in the Medicare and Medicaid programs, including addition of new clinic locations, providers and other enrollment information. Our managed clinics and Network Practices are subject to periodic inspection by licensing authorities and accreditation organizations to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our managed clinics or Network Practices be found to be noncompliant with these requirements, we or our Network Practices could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification or accreditation so that we or our Network Practices are unable to receive reimbursement from such programs and possibly from other third-party payors, any of which could materially adversely affect our business, financial condition, cash flows or results of operations.

If we or our Network Practices fail to comply with applicable data interoperability and information blocking rules, our consolidated results of operations could be adversely affected.

The 21st Century Cures Act (the “Cures Act”), which was signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In May 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC, and CMS published the Cures Act final rule, which was intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider electronic health record systems, or EHRs. The final rule will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant requirements for healthcare industry participants. For example, the final rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the final rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.

Actual or perceived failures to comply with applicable data protection, privacy and security, advertising and consumer protection laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.

We and our Network Practices collect, receive, generate, use, process, and store significant and increasing volumes of sensitive information, such as employee, individually identifiable health information and other personally identifiable information. We and our Network Practices are subject to a variety of federal and state laws and regulations, as well as contractual obligations, relating to the collection, use, storage, retention, security, disclosure, transfer, return, destruction and other processing of personal information, including health-related information. Enforcement actions and consequences for noncompliance with such laws, directives and regulations are rising, and the regulatory framework for privacy, data protection and data transfers is complex and rapidly evolving and is likely to remain uncertain for the foreseeable future.

In the United States, numerous such federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws and regulations, including those that govern the collection, use, disclosure, and protection of health-related and other personal information, could apply to our operations or the operations of our Network Practices. For example, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, which we refer to collectively as HIPAA, imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. HIPAA requires covered entities, such as our Network Practices, and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of protected health information, or PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a data breach.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Enforcement actions by HHS or state Attorneys General could result in significant financial liability and reputational harm, in addition to depleting financial resources.

Numerous other state and federal laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including health-related information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies.

Laws in all 50 states and other United States territories have been enacted that may require businesses to provide notice to regulators or to individuals whose personal information has been accessed without authorization or disclosed as a result of a data breach. Such laws are not always consistent, and compliance in the event of a widespread data breach is costly and may be challenging. We also may be contractually required to comply with various requirements relating to privacy and security of personal information and to provide notice or take other actions in connection with a data breach, and failures to comply with such contractual requirements could result in potential contractual liability. Although we may have certain contractual protections in our contracts with third parties, such contractual protections may not be sufficient to adequately protect us from potential liability, potential harm to our reputation or the need to expend significant resources on data security and responding to an actual or perceived data breach.

States are also constantly amending existing laws, requiring attention to frequently changing requirements, and we expect these changes to continue. For example, in June 2018, California enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020, and, among other things, requires covered companies to provide disclosures to California consumers, and affords such consumers certain data protection rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information that may increase data breach litigation. While the CCPA includes certain exceptions for health-related information, including PHI, it still may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

As required by certain laws, we publicly post documentation regarding our privacy practices concerning the collection, processing, use and disclosure of certain data. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, although we endeavor to comply with our published policies and documentation, individuals could allege we have failed to do so, or we may at times actually fail to do so despite our efforts. Any failure by us, our third-party service providers or other parties with whom we do business to comply with this documentation or with laws or regulations applicable to our business could result in proceedings against us by governmental entities or others.

In addition, the Federal Trade Commission, or the FTC, expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Our failure to take any steps perceived by the FTC as appropriate to protect consumers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged privacy, data protection and data security violations.

In addition to government regulation, privacy advocates and industry groups may propose self- regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. We expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual and other obligations relating to privacy and data protection are still uncertain and changing, it is possible that these laws, standards, contractual and other obligations may be interpreted and applied in a manner that is inconsistent with our data management practices, our privacy, data protection or data security policies or procedures or the features of our technology. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our technology, any of which could adversely affect our business. We may be unable to make such changes or modifications in a commercially reasonable manner, or at all, and our ability to develop new software or provide new services could be limited. Any inability to adequately address privacy, data protection or information security-related concerns, even if such concerns are unfounded, or to successfully negotiate privacy, data protection or information security- related contractual terms with customers, or to comply with applicable laws and regulations, or our policies relating to privacy, data protection, and information security, could result in additional cost and liability to us, harm our reputation and brand, and adversely affect our business, financial condition and results of operations.

We and our Network Practices are subject to federal, state and local laws and regulations that govern our business. These include regulations of our employment practices, including minimum wage, living wage, and paid time-off requirements, permitting and licensing, employee health and safety and the storage, treatment and disposal of waste. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our expenses, could adversely impact our operations.

We and our Network Practices are required to comply with all applicable federal, state and local laws and regulations related to the operation of our business. These regulations include regulations governing our Network Practices’ dispensary services, the construction, the use of our managed clinics and the treatment of hazardous waste or drug products. Changes in regulations or new regulations could increase our costs, cause our Network Practices to lose licenses or accreditations or otherwise harm our business or the business of our Network Practices.

We and our Network Practices are required to comply with all applicable federal, state and local laws and regulations relating to employment, including occupational safety and health requirements, wage and hour and other compensation requirements, employee benefits, providing leave and sick pay, employment insurance, proper classification of workers as employees or independent contractors, immigration and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business.

Future changes to applicable tax laws and regulations and/or their interpretation may have an adverse effect on our business, financial condition and results of operations. Tax rules and regulations are subject to interpretation and require judgment by us that may be successfully challenged by the applicable taxation authorities upon audit, which could result in additional tax liabilities.

Changes in tax laws or their interpretation could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and adversely affect our business, financial condition or results of operations. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, other changes in the apportionment of our income, and changes in tax rates, could also increase our future effective tax rate.

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our diverse set of business arrangements is often open to interpretation, and can require us to take positions regarding the interpretation of applicable rules or the valuation of our assets that are subject to material uncertainty. Significant management judgment is required in determining our provision for taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The proper tax treatment or characterization of the transactions we undertake is often subject to significant uncertainty, and the resolution of any related issues could affect the withholding tax liabilities to which we are subject or the tax deductions that we are able to claim. The tax authorities could challenge our interpretation of laws, regulations and treaties or the positions that we have taken regarding the valuation of our assets, resulting in additional tax liability or adjustment to our income tax provision.

Our tax filings are subject to review or audit by various taxing authorities. As discussed above, we exercise significant judgment in determining our provision for taxes and, in the ordinary course of our business, there may be transactions and calculations where the proper tax treatment is uncertain. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are unable to predict what changes will occur and, if so, the ultimate impact on its business. To the extent that such changes have a negative impact on us, they may materially and adversely impact its business, financial condition, results of operations and cash flows.

Risks Related to Operating as a Public Company

The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, make us incur increased costs, and affect our ability to attract and retain executive management and qualified board members.

As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of Nasdaq and other applicable securities rules and regulations. Stockholder activism, the current political and social environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate.

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses. We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter additional material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

As a public company listed in the United States, we will incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time- consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Due to our annual gross revenues exceeding $1.235 billion in 2023, we lost our eligibility to qualify as an emerging growth company. Although we lost our eligibility to qualify as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K because we are exempt from such requirement as a non-accelerated filer. If we lose our eligibility to qualify as a non-accelerated filer as of the next measurement date of June 30, 2024, we expect that, for the annual report on Form 10-K for the fiscal year ending December 31, 2024, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. As a result, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we are not able to timely and effectively remediate the material weaknesses described above in this section, or if we identify one or more additional material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. As a result, the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

The trading price of our Class A Common Stock may be volatile, and purchasers of our Class A Common Stock could incur substantial losses.

The trading price of our Class A Common Stock may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our Class A Common Stock may be influenced by many factors, including:

•actual or anticipated variations in our operating results;
•changes in financial estimates by us or by any securities analysts who might cover our shares;
•conditions or trends in our industry;
•changes as a result of the COVID-19 pandemic, international hostilities or similar macroeconomic events;
•unfavorable general economic conditions, such as a recession or economic slowdown;
•stock market price and volume fluctuations of comparable companies;
•announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships, or divestitures;

•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•capital commitments;
•investors’ general perception of us and our business;
•recruitment or departure of key personnel; and
•sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Charter and Bylaws contain an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•the division of our Board into three classes of directors, with each class serving a staggered three year term;
•there is no cumulative voting with respect to the election of our Board;
•the ability of our Board to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•limiting the ability of stockholders to call special stockholder meetings;
•limiting the ability of stockholders to act by written consent;
•the ability of our Board to exclusively fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances;
•providing that our Board is expressly authorized to adopt, amend, alter or repeal our bylaws;
•providing that stockholders may amend the bylaws only by the affirmative vote of at least 66.7% of the voting power of all then outstanding shares of capital stock of AON entitled to vote generally in the election of directors, voting together as a single class; and
•AON is subject to the provisions of Section 203 of Delaware General Corporation Law (“DGCL”).

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. See “Description of Securities.”

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of us, (ii) action asserting a claim of breach of a duty (including any fiduciary duty) owed by any current or former director, officer, stockholder, employee or agent of the Company to us or our stockholders, (iii) action asserting out of or relating to any provision of the DGCL, the Charter or the Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware shall, to the fullest extent permitted by law. Our charter will also provide that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing, otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of the provisions of the Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. This exclusive forum provision will not apply to claims under the Exchange Act, but will apply to actions arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of the Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Risks Relating to Our Common Stock and Warrants

We were obligated to register for resale a substantial amount of our securities in the public market (including the shares of Class A Common Stock issuable upon exercise of our warrants, conversion of our Class B Common Stock, or conversion of our Series A Preferred Stock), and the future resale of such securities or the perception that such sales may occur, may cause the market price of our securities to decline significantly.

We were obligated to register for resale a substantial amount of our securities in the public market and such securities represent approximately 536% of total AON Class A Common Stock outstanding as of March 26, 2024. The amount of Class A Common Stock offered for resale exceeds the number of shares of Class A Common Stock currently outstanding because a significant portion of the shares of Class A Common Stock registered and offered for resale is not currently outstanding and are issuable upon the exercise of warrants, conversion of our Class B Common Stock, or conversion of our Series A Preferred Stock. The sale of these securities in the public market, or the perception that holders of a large number of securities intend to sell their securities, could reduce the market price of our Class A Common Stock and public warrants.

As of March 20, 2024, lock-up restrictions with respect to the AON LLC equity stockholders for whom 28,109,796 shares are registered for resale, have expired, and AON LLC equity holders may convert their AON LLC common units and Class B Common Stock for up to an aggregate of 28,109,796 shares of Class A Common Stock. Furthermore, the Sponsors and its permitted transferees for whom 14,450,833 shares are registered for resale, are currently prohibited from transferring its shares of Class A Common Stock for a period of 12 months following the Closing Date. The market price of our Class A Common Stock could decline if the holders of our Class A Common Stock sell such shares or are perceived by the market as intending to sell them.

Certain existing stockholders purchased our shares at a price below the current trading price of such shares, and may experience a positive rate of return based on the current trading price. Other investors and stockholders may not experience a similar rate of return.

The Sponsor paid the nominal price of $0.003 per share for the shares of Class A Common Stock held by it and $1.50 per private placement warrant as of March 12, 2021. The shares held by the Sponsor and its permitted transferees (including 2,839,375 Earnout Shares, which are subject to vesting) represent approximately 87% of the total outstanding shares of the Company’s Class A Common Stock. If the Sponsor exercised its 6,113,333 private placement warrants, the Sponsor would own an aggregate of 14,450,833 shares of our Class A Common Stock, or approximately 92% of our outstanding Class A Common Stock. As a result of these nominal prices compared with the market prices of our Class A Common Stock and public warrants, which as of March 26, 2024, were $5.97 per share and $0.39 per warrant, respectively, the Sponsor is likely to earn a positive return on its investment even if other holders of shares of Class A Common Stock, including our public stockholders, experience a negative return on their investment in the Company’s securities. Based on the closing price as of March 26, 2024 of $5.97 per share, the Sponsor and its permitted transferees could earn a profit of $49.8 million (assuming full vesting of the Earnout Shares). Based on the closing price of $0.39 per warrant, the Sponsor and its permitted transferees will not earn a profit on the sale of the private placement warrants, but if the trading price of the warrant exceeds the $1.50 price that the Sponsor paid for the private placement warrants, the Sponsors and its permitted transferees may realize a profit. As a result, the market price of our Class A Common Stock may be depressed because the Sponsor paid approximately $0.003 per share for its Founder Shares. The Sponsor and its permitted transferees may be incentivized to sell its securities when others are not. Other stockholders and investors may not experience a similar rate of return.

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

Currently, Class A Common Stock and public warrants are listed on Nasdaq under the symbols “AONC” and “AONCW.” In order to continue the list of these securities on Nasdaq, we are required to maintain certain financial, distribution and stock price levels. Generally, we are required to maintain a public float of $500,000, a minimum market capitalization of $1,000,000 and a minimum number of holders of our securities (generally 300 round lot stockholders). If Nasdaq delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that Class A Common Stock is a “penny stock” which will require brokers trading in Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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

The exercise price for our public warrants is $11.50 per share, and the exercise price for our private placement warrants is $11.50 per share (each as subject to adjustment as described herein), which exceeds the market price of Class A Common Stock, which was $5.97 per share based on the closing price of Class A Common Stock on Nasdaq on March 26, 2024. If all of our public warrants were exercised in full for cash, we would receive an aggregate of approximately $95.9 million. If all of our public warrants and private placement warrants were exercised in full for cash, we would receive an aggregate of approximately $166.2 million. We do not expect warrant holders to exercise their warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the warrants remain out-of-the money. There can be no assurance that the public warrants will ever be in the money prior to their expiration and, as such, the warrants may expire worthless.

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

Warrants to purchase AON Class A Common Stock are exercisable, which could increase the number of shares eligible for future resale in the public market and result in dilution to its stockholders.

We have 8,337,500 public warrants and 6,113,333 private placement warrants outstanding, all of which are currently exercisable. Each public warrant entitles its holder to purchase one share of Common Stock at an exercise price of $11.50 per share, and each private placement warrant entitles its holder to purchase one share of Common Stock at an exercise price of $11.50 per share (subject to adjustment as described herein). To the extent warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of Class A Common Stock.

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

Issuing additional shares of common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A Common Stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of the Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

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

We may be subject to securities litigation, which is expensive and could divert management’s attention.

The share price of our Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. AON may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on its business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

AON has developed a standardized and systematic process for identifying, assessing, and mitigating cybersecurity risks within the organization. The process includes the gathering of information on cybersecurity trends, assessing risks, and recommending mitigation actions for periodic reporting to boards or committees. The documented standard operating procedure (“SOP”) outlines the processes, responsibilities, and methodologies that the Company follows to proactively manage and mitigate risks associated with the confidentiality, integrity, and availability of sensitive organizational and healthcare information.

The SOP includes guidelines for risk identification and information gathering, consistent with the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), risk assessment, mitigation planning and recommendation, executive board and committee reporting, and documentation and review. The SOP also identifies the roles and responsibilities of individuals and groups within the organization that participate in ensuring that risks are identified, assessed, and mitigated in a way that aligns with organizational goals, risk appetite, legal requirements, and best practices.

The SOP is required to be approved by the Information Security Review Board (“ISRB”) as well as our SEC Reporting Manager and reviewed every 2 years for relevance and effectiveness.

AON has implemented a risk-based approach to identify and assess cybersecurity threats (both internal and external) that could affect our operations (including, but not limited to, our mission, functions, image, or reputation), assets, information, and individuals. This approach incorporates both external and internal risk and threat identification methodologies.

External: AON engages in penetration testing and external trend analysis, which primarily monitors industry reports, threat intelligence feeds, and cybersecurity news sources for potential risks and emerging threats/trends relevant to the organization.

Internal: AON’s internal risk and threat identification includes the conducting of real-time monitoring of the AON data communications systems, transactions, and event logs on a 24x7 basis. We also conduct periodic security risk identification exercises including regulatory compliance assessments, vulnerability scanning and penetration testing to identify potential risks and threats. Finally, we periodically conduct cybersecurity awareness training for all users and continuously encourage/remind them to report any identified threats or potential risks.

Identified risks are documented in a risk register or security gap remediation worksheet with detailed information and an expert opinion on their probability of occurrence and potential impact. These values are then used to determine the overall rating value of the risk.

There are several major risk categories that AON takes into consideration when identifying risks. The major risk categories that AON recognizes include: “Advanced Persistent Threat” (“APT”), “Denial of Service” (“DoS”), “Equipment Loss or Theft”, “Inappropriate Use or Unlawful Activity”, “Malware/Ransomware”, “Phishing/Smishing/Vishing”, “Supply Chain/Vendor Incident”, “Unauthorized Access or Privacy Breach”, and “Unplanned Downtime/Outage”.

AON also strives to categorize organizational data based on sensitivity levels. AON’s data is classified into one of the following categories: “Restricted/Confidential,” “Private/Internal,” or “Public”. These data categories are taken into consideration and aligned with potential risks and impact assessments.

AON's risk management team is charged with the responsibility of ensuring that the processes described above are implemented according to the company's risk management policy and that they align with the organization's stated risk appetite and tolerance levels. AON's risk management policy dictates that the company shall identify, assess, and manage material risks and craft a risk response strategy to address each individual case of an identified risk.

AON engages third parties in various stages of the risk management process. These third parties include a virtual chief security officer service (“vCISO”), which is engaged as needed, and an incident response team associated with our managed detection and response service.

AON has established a comprehensive vendor management program to assess, monitor, and manage risks associated with all third-party vendors including cybersecurity service providers. Thorough due diligence is exercised when selecting cybersecurity vendors including the evaluation of the provider's reputation, experience, certifications (where applicable), and adherence to industry best practices. The evaluation process includes the review of “Business Associate and Information Security Questionnaires” as well as the company's “Service/System Organization Controls” (“SOC”) report, and these must be reviewed annually. Clear cybersecurity expectations and requirements are required to be defined in contractual agreements, as well as clauses related to data protection, incident response, reporting, and compliance with security standards. Vendors must comply with all applicable AON policies, practice standards and agreements, including, but not limited to: non-disclosure agreements, code of conduct and safety policies, privacy and security policies, auditing policies, and software licensing policies.

Governance

AON has defined multiple roles and responsibilities to create a collaborative and effective approach to cybersecurity risk management. Each plays a critical part in ensuring that risks are identified, assessed, and mitigated in a way that aligns with organizational goals, risk appetite, legal requirements, and best practices. The collaboration between these roles ensures a comprehensive and well-coordinated effort to protect the organization from cybersecurity threats.

Business Owner / Data Stewardship - Has responsibility for specific business processes or data sets. Ensures that data is used, stored, and transmitted securely.

Chief Information Security Officer (CISO) / Chief Information Officer (CIO) - Provides overall leadership for the information security program. Represents cybersecurity interests at the executive level.

Compliance Officer - Ensures that the organization complies with relevant laws and regulations. Provides guidance on compliance requirements impacting cybersecurity.

IT Security Team / Information Security Practitioners - Acts as point of contact for risk-related concerns within respective teams. Implements security measures based on risk assessments.

Legal Team - Provides legal expertise on cybersecurity and data protection matters. Ensures that cybersecurity practices comply with applicable laws and regulations.

Risk Officer - Facilitates and coordinates risk management activities. Ensures that the risk management process is followed consistently.

Risk Management Committee - Provides expertise in various domains of cybersecurity. Ensures the overall effectiveness of risk management processes. This is an informal management committee that was initiated by the IT Security Director. Members include the CIO, CISO, Risk Officer, and Compliance Officer. Members were selected based on their existing roles within AON and their relationship to cybersecurity and risk management functions.

The AON Risk Management Committee meets on a quarterly cadence to summarize cybersecurity trends, identified risks, and mitigation strategies. The committee works together to craft executive-level reports suitable for board or committee review. It is the responsibility of the CIO, CISO, or the Risk Officer, each of whom have at least 10 years of expertise in the cybersecurity field, to present key findings, risk assessments, and mitigation strategies to boards or committees, including the Information Security Review and Executive Boards. The AON Risk Management Committee reviews and summarizes key cybersecurity trends, identified risks, and mitigation strategies and crafts executive-level reports for AON's leadership. It is the responsibility of the CIO, CISO, or the Risk Officer to present these reports to boards or committees, including the Information Security Review and Executive Boards on a regular cadence.

It is the responsibility of our board of directors to establish and maintain a robust cybersecurity risk governance framework within the organization. The board of directors is also responsible for defining and communicating our organizational risk appetite and tolerance for cybersecurity. Additionally, the board of directors provides input and oversight of the organization's cybersecurity strategy and objectives and ensures alignment between cybersecurity initiatives and overall business goals.

AON’s board of directors is required to actively participate in risk identification workshops and crisis management planning, especially regarding cybersecurity incidents. The board of directors is also responsible for promoting a cybersecurity-aware and continuous improvement culture within the organization. Starting in 2024, AON’s board of directors will receive quarterly reports on the organization's cybersecurity posture, including risk findings and assessments, mitigation strategies, and key performance indicators (“KPIs”), which shall be presented in a review meeting by representative from the Risk Management Committee.

Material Effects of Cybersecurity Threats

There is a vast array of potential material effects that AON could feasibly face from cybersecurity threats in the near future. While we have identified the most likely of these in our “Cybersecurity Incident Response Plan and Risk Management, Assessment and Mitigation Guide,” and have either taken proactive measures and/or created a response strategy to mitigate the likelihood and impact of each, there remains a distinct possibility that a new/emerging threat might impact the business. The most likely material effects that could impact the organization in the near future include:

Business Disruption: Cybersecurity threats, such as malware or ransomware attacks or DoS attacks, which could lead to business disruptions. Unplanned downtimes or outages, particularly in critical systems or services, may impact the organization's ability to operate efficiently, affecting business continuity.

Supply Chain Disruptions: Cybersecurity threats targeting third-party vendors or supply chain partners may lead to disruptions. Dependencies on external entities could impact the organization's ability to deliver services, affecting business strategy and financial conditions.

Increased Operational Costs: Investing in cybersecurity measures, incident response, and recovery efforts may lead to increased operational costs. More importantly, budgetary constraints for other strategic initiatives may result from the need to allocate resources to address cybersecurity threats.

Other possible material effects include, but are not limited to intellectual property theft, increased insurance premiums, unplanned litigation costs, reputation damage, and regulatory non-compliance.

Item 2. Properties
Our principal corporate offices are located in Fort Myers, Florida where we lease approximately 9,500 square feet of office space that expires in 2030. We use this facility for administration, billing and collections, technology and development and professional services. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
We lease all of the 87 properties used for our practice locations as well as administrative facilities under operating leases. As of December 31, 2023, we have leases located in Washington, Idaho, Nevada, Arizona, Iowa, Missouri, Arkansas, Louisiana, Michigan, Indiana, Ohio, Maryland, Virginia, Florida, North Carolina, South Carolina, Georgia, Texas, and the District of Columbia. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. We intend to lease the premises for any new practice locations. Our typical practice occupies an average of 5,800 square feet.

Item 3. Legal Proceedings
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for our Common Stock
Shares of our class A common stock, par value $0.0001 per share (the “Class A Common Stock”) trade on the NASDAQ Capital Market under the symbol “AONC.” Our Class B Common Stock is not listed on any stock exchange nor traded on any public market.
Stockholders of Record

As of the close of business on March 25, 2024, there were approximately 194 stockholders of record of our Class A Common Stock and approximately 148 stockholders of record of our Class B Common Stock, based on our transfer agent’s report. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock for the three months ended December 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2023	2,243	$6.01	2,243
November 1 - 30, 2023	10,323	$6.06	10,323
December 1 - 31, 2023	2,163	$6.10	2,163
	14,729		14,729

(1) Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in October 6, 2023 and expired on December 31, 2023. Shares were purchased in the open market through the use of a trading plan intended to qualify under Rule 10b5-1 and Rule 10b-18 under the Exchange Act.
(2) Average price paid per share includes costs associated with the repurchases.
Securities authorized for issuance under equity compensation plans.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.
Dividends
We have not paid any cash dividends on our Class A Common Stock or our Series A Preferred Stock to date. Our Class B Common Stock will not participate in any dividend or other distributions. The Company currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as its Board deems relevant. Additionally, certain of our loan agreements restrict the payment of cash dividends.

Item 6. [Reserved]
Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which AON’s management believes is relevant to an assessment and understanding of AON’s results of operations and financial condition. You should read the following discussion and analysis of AON’s financial condition and results of operations together with AON’s audited consolidated financial statements for the years ended December 31, 2023, 2022, and 2021, together with the related notes thereto, included elsewhere in this report.

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
Overview
Since its inception in 2018, AON has offered an innovative model of physician-led, community-based oncology management. AON preserves and elevates community oncology by helping its physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. We are an alliance of physicians and veteran healthcare leaders partnering to ensure the long-term success and viability of oncology diagnosis and treatment in community-based settings. As of December 31, 2023, we have approximately 206 physicians and advanced practice providers across 86 locations in 19 states and the District of Columbia. Our robust platform provides oncology practices with comprehensive support, access to revenue- diversifying adjacent services and practice management expertise to empower physicians to make cancer care better for every patient.
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

As a result of, and in connection with, the Closing, among other things, (i) AON LLC amended and restated its operating agreement (the “Amended and Restated AON LLC Agreement”) to reclassify its existing Class A units, Class A-1 units and Class B units into a single class of AON LLC common units (“AON LLC Common Units”) that can be exchanged on a one-to-one basis for shares of New AON Class A common stock (“New AON Class A Common Stock”) and its existing AON LLC Class C units into AON LLC Series A preferred units (AON LLC Series A Preferred Units”); (ii) AON LLC converted profit pool units of certain of AON LLC’s subsidiaries into an equal number of AON LLC Common Units and shares of New AON Class B common stock (“New AON Class B Common Stock”), which together are exchangeable into shares of New AON Class A Common Stock (together with the New AON Class B Common Stock, the “New AON Common Stock”); (iii) New AON amended and restated its charter (the “Charter”) to provide for (a) the conversion of all existing shares of DTOC Class B common stock into shares of New AON Class A Common Stock on a one-to-one basis, (b) amendment of the terms of New AON Class B Common Stock to provide holders voting rights but no economic rights and (c) designation of a new series of New AON preferred stock as Series A convertible preferred stock (the “New AON Series A Preferred Stock” or “Series A Preferred Stock") with such rights and preferences as provided for in the certificate of designation of the New Aon Series A Preferred Stock (the “New AON Series A Certificate of Designation”); and (iv) among other things, (a) AON LLC issued common units to New AON in exchange for a combination of cash and shares of New AON Class B Common Stock and warrants to acquire shares of New AON Class B Common Stock (the “Class B Prefunded Warrants”), (b) New AON was admitted as a member of AON LLC, (c) AON LLC distributed shares of New AON Class B common stock or Class B Prefunded Warrants, as applicable, to AON LLC equity holders, (d) New AON reserved a specified number of additional shares of New AON Class A Common Stock after the Closing for issuance to eligible participants, (e) Merger Sub merged with and into the AON Class C Preferred Investor whereby the separate existence of Merger Sub ceased and New AON issued a number of shares of New AON Series A Preferred Stock equal to the number of AON LLC Series A preferred units held by the AON Class C Preferred Investor to AEA Growth Management LP, the parent of AON Class C Preferred Investor (“AEA Growth”) in exchange for all the shares of common stock held by AEA Growth in the AON Class C Preferred Investor (the “First Step”), (f) promptly after the First Step, the AON Class C Preferred Investor merged with and into New AON whereby the separate existence of the AON Class C Preferred Investor ceased and New AON held all the AON LLC Series A preferred units and (g) from and after the Closing (but subject to lock-up restrictions), the AON LLC common equity holders (other than New AON), referred to herein as “Legacy AON Stockholders” (former AON LLC Class A, Class A-1, and Class B unit holders), will have the right (but not the obligation) to exchange AON LLC Common Units together with an equal number of shares of New AON Class B Common Stock (whether held directly or indirectly through Class B Prefunded Warrants) for shares of New AON Class A Common Stock.

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
Basis of Presentation

For the year ended December 31, 2023, these consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC and its wholly-owned subsidiaries for the period of January 1, 2023 through September 20, 2023, the Closing Date of the Reverse Recapitalization, and the consolidated results of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity of AON Inc. and its consolidated subsidiaries, including AON LLC, for the period of September 21, 2023 through December 31, 2023. The consolidated balance sheet at December 31, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost. All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

For the year ended December 31, 2022, these consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC. The consolidated balance sheet as of December 31, 2022 presents the financial condition of AON LLC and its wholly-owned subsidiaries. All intercompany balances and transactions of AON LLC have been eliminated.

For the year ended December 31, 2023, $5.5 million of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 19.2% of the consolidated net loss of AON LLC for the period of September 21, 2023 through December 31, 2023. For the year ended December 31, 2023, $30.8 million of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 80.8% of the consolidated net losses of AON LLC for the period of September 21, 2023 through December 31, 2023.

For the year ended December 31, 2023, $27.1 million of the consolidated net losses of AON LLC were attributable to the Legacy AON Stockholders, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization. For the year ended December 30, 2022 and December 31, 2021, net income and loss of $2.6 million and $0.1 million, respectively, were attributable to the Legacy AON Stockholders to reflect their absorption of 100% of AON LLC’s net income and loss pertaining to the periods prior to the Reverse Recapitalization.
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

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Patient service revenue, net	$1,265,719	$1,137,932	$127,787	11.2%
Other revenue	13,466	11,738	1,728	14.7%
Total revenue	$1,279,185	$1,149,670	$129,515	11.3%

Revenue increased by $129.5 million, or 11.3%, primarily due to a $127.7 million increase in patient service revenue and a $1.7 million increase in other revenue.
Patient service revenue, net
The $127.7 million increase in revenue is largely attributable to an increase of patient encounters of 7.9% driving $89.9 million of the revenue increase. $58.5 million of increase in patient service revenue was due to an increased revenue per encounter of 4.8% seen within the period. This revenue growth was constrained in part by approximately $20.7 million of incremental implicit price concessions associated with accounts receivable in our legacy billing system as the Company transitioned its billing and collection efforts to a new billing system in the fourth quarter of 2023.
Other revenue
Other revenue increased $1.7 million primarily due to an increase in service arrangements and data contracts.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of revenue	$1,196,389	$1,054,217	$142,172	13.5%
General and administrative expenses	100,714	86,610	14,104	16.3%
Transaction expenses	31,236	3,277	27,959	*
Total costs and expenses	$1,328,339	$1,144,104	$184,235	16.1%
* — % not meaningful

Operating expenses increased $184.2 million, or 16.1%, due to a $142.1 million increase in cost of revenue, a $14.1 million increase in general and administrative expenses and a $27.9 million increase in transaction expenses.
Cost of revenue
Cost of revenue increased $142.1 million which was primarily driven by drug and medical supply costs, due to both increased patient encounters and cost per encounter. The volume of patient encounters at our practices increased cost of revenue by $70.4 million, and the cost per encounter drove a $66.2 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required. The Company incurred a one time, non-recurring $4.8 million of non-cash stock compensation expense as a result of closing of the transaction.
General and administrative expense
The $14.1 million increase in general and administrative expenses was primarily driven by a $7.1 million increase in revenue cycle costs associated with the Company’s growth and optimization of our revenue cycle function offset by $1.1 million reduction in corporate compensation. The Company also saw an increase of $2.1 million in insurance and accounting fees as a result of being publicly traded, $1.8 million in depreciation and amortization costs, $1.5 million increase in computer expense as a result of Company's AthenaIDX RCM conversion, as well as another $2.9 million in operating type costs related to office expenses, repairs & maintenance, utilities, contract labor, bank fees and travel expenses relative to Company growth.

Transaction expense
The $27.9 million increase in transaction expenses was driven by the legal, accounting, and consulting fees incurred by the Company due to the Business Combination that closed in September of 2023.
Other Income (Expense)

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense	$(6,417)	$(3,417)	$(3,000)	87.8%
Interest income	1,326	151	1,175	*
Other (expense) income, net	(8,262)	289	(8,551)	*
Total other expense	$(13,353)	$(2,977)	$(10,376)	348.5%
* — % not meaningful
Interest expense
The increase in interest expense was due to an increase in interest rates resulting from an increase in the federal funds rate from 4.50% in the fourth quarter of 2022 to 5.50% in the fourth quarter of 2023.
Other (expense) income, net
The increase in other expense is attributable to a non-cash charge of $8.3 million related to the fair value adjustment of the Class A-1 & Class C derivative liability, in addition to a non-cash charge of $1.0 million related to the change in fair value of the Public and Private Warrant liabilities.

Income taxes

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Effective tax rate	(0.6)%	—%	(0.6)%	*
* — % not meaningful
The Company’s effective income tax rate was 0.6% and 0.0% for the years ended December 31, 2023 and 2022, respectively. The effective income tax rate for the years ended December 31, 2023 and 2022 differed from the federal statutory rate primarily as a result of the Closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure.

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Patient service revenue, net	$1,137,932	$938,242	$199,690	21.3%
Other revenue	11,738	5,505	6,233	113.2%
Total revenue	$1,149,670	$943,747	$205,923	21.8%

Revenue increased by $205.9 million, or 21.8%, primarily due to a $200.0 million increase in patient service revenue and a $6.2 million increase in other revenue.
Patient service revenue, net
The $199.7 million increase in patient service revenue is largely attributable to an increase of patient encounters of 14.9% driving $139.5 million of the revenue increase. The remaining $60.1 million increase in patient service revenue was due to an increased revenue per encounter of 5.6% seen within the period.

Other revenue
Other revenue increased $6.2 million primarily due to a clinical trial agreement entered into during 2022 and an increase in professional services agreements whereby the Company’s physicians provide services to various hospital systems.

Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of revenue	$1,054,217	$865,788	$188,429	21.8%
General and administrative expenses	86,610	77,048	9,562	12.4%
Transaction expenses	3,277	-	3,277	*
Total costs and expenses	$1,144,104	$942,836	$201,268	21.3%
* — % not meaningful

Operating expenses increased $201.3 million, or 21.3%, due to a $188.4 million increase in cost of revenue, a $9.6 million increase in general and administrative expenses and a $3.3 million increase in transaction expenses.

Cost of revenue

Cost of revenue increased $188.4 million which was primarily driven by an increase of $167.3 million of drug and medical supply costs, $3.4 million of occupancy costs, and $17.3 million in clinical compensation.

The volume of patient encounters at our practices increased cost of revenue by $107.6 million, and the cost per encounter drove a $59.7 million increase. The cost of patient encounter was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required.

General and administrative expense

The increase in general and administrative expenses were primarily driven by a $7.0 million increase in corporate compensation due to the termination of the Company’s third party back office provider in 2021 which resulted in ramping up hiring of corporate personnel as well as increases due to the inflationary effects of tight labor markets nationally.

Further, there was a $4.7 million increase in IT costs, $4.7 million increase in consulting & accounting fees, and a $1.5 million increase in postage costs. These increases were offset by a decrease of approximately $4.7 million in central service fees as well as a $1.5 million decrease in value-based care costs related to the federal oncology care model which ended in December of 2021.
Transaction expense
The $3.3 million increase in transaction expenses was driven by the legal, accounting, and consulting fees incurred by the Company due to the Business Combination that closed in September of 2023.
Other Income (Expense)

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense	$(3,417)	$(1,419)	$(1,998)	140.8%
Interest income	151	127	24	*
Other (expense) income, net	289	736	(447)	*
Total other expense	$(2,977)	$(556)	$(2,421)	*
* — % not meaningful

Interest expense

The increase in interest expense was due to an increase in interest rates resulting from the seven increases in the federal funds rate during 2022.

Other income, net

The decrease of other income, net is primarily attributable to a $0.4 million decrease in sublease rental income.
Income taxes

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Income tax expense	-	460	$(460)	*
* — % not meaningful

The Company’s effective income tax rate was 0.0% and 129.3% for the years ended December 31, 2022 and 2021, respectively. The provision for income taxes was $0 and $460 for the years ended December 31, 2022 and 2021, respectively. The change in the provision for income taxes was primarily due to a full valuation allowance on all corporate entities recorded against the Company's deferred tax assets during 2022.

Our Adjusted EBITDA for recent comparative periods is presented as follows:
Comparison of the Years Ended December 31, 2023 and 2022
The following table provides a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Net income (loss)	$(63,150)	$2,589	$(65,739)	*
Interest expense, net	5,091	3,266	1,825	55.9%
Depreciation and amortization	8,450	6,719	1,731	25.8%
Income tax expense	384	—	384	*
Non-cash stock compensation	4,877	—	4,877	*
Revenue cycle transformation (a)	21,588	1,726	19,862	*
Non-cash valuation adjustments (b)	9,249	—	9,249	*
Transaction expenses (c)	31,236	3,277	27,959	*
Other (d)	316	510	(194)	(38.0%)
Adjusted EBITDA	$18,041	$18,087	$(46)	(0.3)%
* — % not meaningful
(a) During the year-ended December 31, 2023, represents approximately $20.7 million of incremental implicit price concessions associated with exiting a legacy billing system which commenced in the fourth quarter, and approximately

$0.9 million of duplicative billing system costs as the legacy system is sunset. During the year-ended December 31, 2022, primarily represents personnel costs associated with restructuring our revenue cycle operations.
(b) Primarily represents valuation adjustments associated with the liability classified equity instruments.
(c) Transaction expenses incurred in connection with the Business Combination.
(d) Costs incurred in 2022 related to Hurricane Ian.

Comparison of the Years Ended December 31, 2022 and 2021
The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Net income (loss)	$2,589	$(105)	$2,694	*
Interest expense, net	3,266	1,292	1,974	152.8%
Depreciation and amortization	6,719	6,079	640	10.5%
Income tax expense	—	460	(460)	*
Non-cash stock compensation	—	20	(20)	*
Insourcing transition expenses (a)	—	1,886	(1,886)	*
Revenue cycle transformation (b)	1,726	—	1,726	*
Transaction costs	3,277	—	3,277	*
Other (c)	510	—	510	*
Adjusted EBITDA	$18,087	$9,632	$8,455	87.8%
* — % not meaningful
(a) These expenses relate to incremental costs associated with our transition from a third-party back-office service provider to internal resources.
(b) Personnel costs associated with restructuring our revenue cycle operations.
(c) Costs incurred related to Hurricane Ian.

Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through the issuance of membership units and long-term debt, and to a lesser extent, cash flows from operations. As discussed below, on June 7, 2023, the Company entered into an agreement to issue Class C Preferred Units for net proceeds of approximately $64.5 million. As of December 31, 2023, the Company had $28.5 million of cash and cash equivalents, $35.4 million of short-term marketable securities, $81.3 million in outstanding long-term indebtedness, and $1.0 million of availability under its PNC Line of Credit.
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
Management believes that the cash on hand, operating cash flows, and availability under PNC Facility will be sufficient to fund the Company’s operating and capital needs for at least the next 12 months. The Company’s actual results may vary due to, and its future capital requirements will depend on, many factors, including its organic growth rate and the timing and extent of acquisitions of new clinics and expansion into new markets. The Company may in the future enter into arrangements to acquire or invest in complementary businesses. The Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing.

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
The total amount outstanding under the PNC Facility as of December 31, 2023 was $81.3 million at an interest rate of 7.19%. No amounts were drawn down on the PNC Line of Credit as of December 31, 2023.
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
On December 31, 2023, AON entered into Amendment No. 3 to its Line of Credit agreement to modify certain definitions such as “change in control”. In addition, this also amended certain debt covenants, such as the EBITDA thresholds.
Cash Flows
Historical information regarding sources of cash and capital expenditures in recent periods and analysis of those sources and uses is provided below.

Cash flows for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Net cash used in operations	$(18,118)	$(6,784)	$(11,334)	167.1%
Net cash used in investing activities	(35,534)	(13,991)	(21,543)	154.0%
Net cash provided by financing activities	55,265	15,347	39,918	260.1%
Cash flows from operating activities
Net cash used in operating activities was $18.1 million during the year ended December 31, 2023 compared to $6.8 million used in operations for the comparable period for 2022. The $11.3 million period over period decrease was primarily attributable to:
•The decrease in cash generated from operating activities as a result of the cash flow impacts of net loss, after giving effect to non-cash reconciling items, of $29.8 million for the year ended December 31, 2023 when compared to December 31, 2022. The decrease was primarily attributable to the $44.7 million change in net income, a $10.2 million loss on change in fair value of derivatives and $4.9 million of non-cash stock compensation.

•The operating cash flows period over period were negatively impacted by a $14.6 million net increase to working capital components.
•The impacts from changes in the Medicare advance payments liability, which had no impact on cash flows in the year ended December 31, 2023, but had a $3.7 million negative impact in the year ended December 31, 2022.
Cash flows from investing activities
Net cash used in investing activities was $35.6 million for the year ended December 31, 2023 compared to $14.0 million for the comparable period for 2022. The increase in cash used period over period was primarily attributable to the following:
•Purchases of marketable securities for the year ended December 31, 2023 of $67.4 million were offset by sales of marketable securities of $42.3 million. Purchases of marketable securities for the year ended December 31, 2022 were $12.6 million offset by sales of $2.7 million during this period. This difference resulted in a $15.1 million increase in cash used between periods.
•Purchases of property and equipment was $12.3 million during the year ended December 31, 2023 compared to $7.2 million for the comparable period.

•A decrease in the proceeds related to the disposal of property and equipment period over period.
Cash flows from financing activities
Net cash provided by financing activities was $55.3 million for the year ended December 31, 2023 compared to $15.4 million for the comparable period for 2022. The period over period increase in cash flows from financing activities was primarily attributable to:

•Issuance of Class C Units which resulted in net proceeds of $65.0 million and proceeds received from the Reverse Recapitalization of $1.5 million. This was offset by distributions to Class A and A-1 members of $9.5 million paid in connection with the Business Combination.
•Reduction in borrowings on long-term debt, which were $0 million during the year ended December 31, 2023 compared to $16.3 million in prior period.

•There was no debt repayment in either year ended December 31, 2023 or December 31, 2022.

•Class A and A-1 preferred returns and related tax distributions of $9.5 million during the year ended December 31, 2023, compared to $0 million in the prior period.

Cash Flows from 2022 and 2021
Historical information regarding sources of cash and capital expenditures in recent periods and analysis of those sources and uses is provided below.
Cash flows for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Net cash used in operations	$(6,784)	$(26,338)	$19,554	(74.2)%
Net cash used in investing activities	(13,991)	(10,694)	(3,297)	30.8%
Net cash provided by financing activities	15,347	26,544	(11,197)	42.2%

Cash flows from operating activities

Net cash used in operating activities was $6.8 million during the year ended December 31, 2022 compared to $26.3 million for the comparable period for 2021. The $19.6 million period over period improvement was primarily attributable to:
•The impacts from the reduction in the Medicare advance payments liability, which was reduced from $3.7 million as of December 31, 2021 to $0.0 as of December 31, 2022, resulting in a $3.7 million use of cash for the year ended December 31, 2022. This compared to the reduction in the same liability of $13.5 million from December 31, 2020 to December 31, 2021, which resulted in a $13.5 million use of cash in the year ended December 31, 2021. The difference in this liability reduction is a net increase in operating cash flows of approximately $9.8 million when comparing the periods.
•The improvements in period over period cash flows from operations also include an increase in cash generated from operating activities as a result of the cash flow impacts of net income, after giving effect to non-cash reconciling items, of $11.8 million for the year ended December 31, 2022 when compared to December 31, 2021. This improvement was primarily attributable to a $10.4 million non-cash adjustment due to the amortization of right-of-use assets added as part of the adoption of Accounting Standards Codification 842 – Leases as well as a $2.7 million increase in net income.
•The above is partially offset by approximately $1.9 million increase in use of cash related to the net impact of working capital changes between the periods.

Cash flows from investing activities

Net cash used in investing activities was $14.0 million for the year ended December 31, 2022 compared to $10.7 million for the comparable period for 2021. The increase in cash used period over period was primarily attributable to purchases of marketable securities of $12.6 million for the year ended December 31, 2022, offset by proceeds from sales of marketable securities of $2.7 million. There were no purchases or sales of marketable securities during the comparable period. The increase in cash used above was partially offset by the following:

•Purchases of property and equipment was $7.2 million for the year ended December 31, 2022, lower than $8.3 million for the comparable period.
•Acquisition of physician practices decreased approximately $3.2 million period over period.
•An increase of $1.4 million in proceeds related to the disposal of property and equipment period over period.

Cash flows from financing activities

Net cash provided by financing activities was $15.3 million for the year ended December 31, 2022 compared to $26.5 million for the comparable period for 2021. The period over period decrease in cash flows from financing activities was primarily attributable to:

•Borrowing on long-term debt was $16.3 million for the year ended December 31, 2022 compared to $65.0 million in the comparative period. The amounts in 2021 were related to the PNC Loan Facility, and the amounts in 2022 are related to $16.3 million which was borrowed when the Company entered into an amendment to the PNC Loan Facility which increased the Facility limit to $125 million.
•The period over period reduction in cash provided was offset by the repayment of $37.1 million of long-term debt (from the prior Truist Loan and Revolver, which was extinguished in 2021 with the issuance of our PNC Loan Facility) during the year ended December 31, 2021. There was no debt repayment in the year ended December 31, 2022.
Off Balance Sheet Arrangements
As of the date of this Annual Report on Form 10-K, AON does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with AON is a party, under which it has any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
AON does not engage in off-balance sheet financing arrangements.
Material Cash Requirements
Based on the Company’s borrowings under the long-term debt arrangement as of December 31, 2023, the Company expects future cash outflows related to interest expense (based on Bloomberg Short-Term Bank Yield Index rate of 7.19% as of December 31, 2023) of $5.8 million in 2024.
The Company also expects a cash outflow of $81.3 million related to the repayment of principal when the PNC Loan Facility matures in June of 2026.
The Company expects the following cash flows related to operating leases with third parties: $6.9 million in 2024, $7.3 million in 2025, $6.8 million in 2026, $5.7 million in 2027, $4.3 million in 2028, and $16.8 million thereafter.
The Company expects the following cash flows related to operating leases with related parties: $2.5 million in 2024, $2.4 million in 2025, $2.4 million in 2026, $2.3 million in 2027, $1.7 million in 2028, and $1.3 million thereafter.
Cash outflows related to certain vendor contracts with committed expenditures are expected to total approximately $1.6 million in 2024.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is considered a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and is therefore exempted from providing the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements and related footnote disclosures, together with the report thereon of PricewaterhouseCoopers, LLP (PCAOB ID 238), are included in this Form 10-K on the pages set forth below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Oncology Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Oncology Network, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of mezzanine and stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Patient Services Accounts Receivable – Allowance for Contractual Adjustments

As described in Note 2 to the consolidated financial statements, the Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient visits and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and most procedures are satisfied over the time of visit which is the same day services are performed. Patient service revenue is presented net of the estimated provision for contractual adjustments and uncollectible amounts. As disclosed by management, as services are performed and prescriptions are shipped, timely billing occurs for services rendered and prescriptions shipped less discounts provided to uninsured patients and contractual adjustments to third-party and governmental payors, representing the amount expected to be collected, based upon prospectively determined rates and discounted charges. Management monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined. As of December 31, 2023, the patient accounts receivable, net balance was $129.2 million, of which a majority relates to patient services accounts receivable.
The principal considerations for our determination that performing procedures relating to the valuation of patient services accounts receivable – allowance for contractual adjustments is a critical audit matter are (i) the significant judgment by management when developing the estimated allowance to adjust the patient services accounts receivable to the amount expected to be collected in the future under the terms of third-party and governmental payor contracts and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of patient services accounts receivable. As disclosed by management, a material weakness existed related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, developing an independent estimate of the amounts expected to be collected and comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent estimate involved (i) evaluating the historical accuracy of management’s December 31, 2022 estimate by comparing it to subsequent cash collections; (ii) evaluating the reasonableness of the December 31, 2023 accounts receivable estimate by considering subsequent cash collections; (iii) testing, on a sample basis, the completeness and accuracy of the historical billing and collection data provided by management, used as an input in developing the independent estimate; and (iv) for accounts receivable without cash collected subsequent to December 31, 2023, estimating collections based on the Company’s historical collection patterns.

/s/ PricewaterhouseCoopers LLP
Nashville, Tennessee
March 28, 2024

We have served as the Company’s or its predecessor's auditor since 2020.

American Oncology Network, Inc.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	As of December 31, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$28,539	$26,926
Short-term marketable securities	35,389	9,851
Patient accounts receivable, net	129,151	136,098
Inventories	44,569	36,476
Other receivables	34,274	28,201
Prepaid expenses and other current assets	4,277	2,670
Current portion of notes receivable - related parties	1,604	1,797
Total current assets	277,803	242,019

Property and equipment, net	40,439	31,980
Operating lease right-of-use assets, net (1)	43,349	43,724
Notes receivable - related parties	1,150	2,076
Other assets	7,588	5,199
Goodwill and intangibles, net	1,230	1,230
Deferred tax asset, net	2,894	-
Total assets	$374,453	$326,228

Liabilities, Mezzanine Equity, and Stockholders' Equity
Current liabilities
Accounts payable (2)	$127,645	$106,495
Accrued compensation related costs	11,410	7,466
Accrued other	22,327	17,800
Income tax payable	971	-
Current portion of operating lease liabilities (3)	6,692	9,177
Total current liabilities	169,045	140,938

Long-term debt, net	80,641	80,301
Long-term operating lease liabilities (4)	39,803	37,224
Other long-term liabilities	14,251	5,749
Total liabilities	303,740	264,212

Mezzanine equity
Series A convertible preferred stock; $0.0001 par value; 25,000,000 shares authorized; 6,651,610 issued and outstanding at December 31, 2023, with an aggregate liquidation preference of $68,009,015 at December 31, 2023.	64,986	-
Redeemable noncontrolling interest	167,025	-

Stockholders' equity
Class A Common Stock; $0.0001 par value; 200,000,000 shared authorized; 9,517,816 shares issued and outstanding at December 31, 2023	1	-
Class B Common Stock; $0.0001 par value; 100,000,000 shared authorized; 25,109,551 shares issued and outstanding at December 31, 2023	3	-
Class A Units; 0 Units outstanding at December 31, 2023 and 19,495,376 Units outstanding at December 31, 2022	-	7,725
Class A-1 Units; 0 Units outstanding at December 31, 2023 and 1,842,520 Units outstanding at December 31, 2022	-	28,500
Class B Units; 0 Units outstanding at December 31, 2023 and 4,703,628 Units outstanding at December 31, 2022	-	80
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	81	(117)
Retained earnings (deficit)	(161,812)	25,828
Total AON stockholders' equity	(161,727)	62,016
Noncontrolling interest	429	-
Total equity	$(161,298)	$62,016
Total liabilities, mezzanine equity, noncontrolling interest, and stockholders' equity	$374,453	$326,228
(1)Includes related party operating right-of-use assets, net of $10,931 and $13,077 at December 31, 2023 and 2022, respectively
(2)Includes amounts due to related party of $120,857 and $102,113 at December 31, 2023 and 2022, respectively
(3)Includes related party current portion of operating lease liabilities of $1,888 and $1,836 at December 31, 2023 and 2022, respectively
(4)Includes related party long-term operating lease liabilities of $9,472 and $11,631 at December 31, 2023 and 2022, respectively
The accompanying notes are an integral part of these consolidated financial statements.

American Oncology Network, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue
Patient service revenue, net	$1,265,719	$1,137,932	$938,242
Other revenue	13,466	11,738	5,505
Total revenue	1,279,185	1,149,670	943,747
Costs and expenses
Cost of revenue (1) (2)	1,196,389	1,054,217	865,788
General and administrative expenses	100,714	86,610	77,048
Transaction expenses	31,236	3,277	-
Total costs and expenses	1,328,339	1,144,104	942,836
Income (loss) from operations	(49,154)	5,566	911
Other income (expense)
Interest expense	(6,417)	(3,417)	(1,419)
Interest income	1,326	151	127
Other (expense) income, net (3)	(8,262)	289	736
Income (loss) before income taxes, equity loss in affiliate, and noncontrolling interest	(62,507)	2,589	355
Income tax expense (benefit)	384	-	460
Income (loss) before equity loss in affiliate and noncontrolling interest	(62,891)	2,589	(105)
Equity in loss of affiliate	(259)	-	-
Net income (loss) before noncontrolling interest	(63,150)	2,589	(105)
Net income attributable to noncontrolling interest	321	-	-
Net income (loss) before redeemable noncontrolling interest	(63,471)	2,589	(105)
Net income (loss) and noncontrolling interest attributable to Legacy AON Stockholders prior to the reverse recapitalization	(27,080)	2,589	(105)
Net income (loss) attributable to redeemable noncontrolling interest	(30,849)	-	-
Net loss attributable to Class A Common Stockholders	$(5,542)	$-	$-

Loss per share of Class A Common Stock:
Basic	$(1.36)	$-	$-
Diluted	$(1.36)	$-	$-
Weighted average shares of Class A Common Stock Outstanding:
Basic	6,685,515	-	-
Diluted	6,685,515	-	-

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	510	(117)	-
Other comprehensive gain (loss)	510	(117)	-
Comprehensive income (loss)	$(62,961)	$2,472	$(105)
Other comprehensive income (loss) attributable to Legacy AON Stockholders	(26,901)	2,472	(105)
Other comprehensive loss attributable to redeemable noncontrolling interests	(30,580)	—	—
Total comprehensive loss attributable to Class A Common Stockholders	$(5,480)	$—	$—
(1)Includes related party inventory expense of $1,056,343, $922,148, and $718,675 for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Includes related party rent of $2,716, $2,643, and $2,319 for the years ended December 31, 2023, 2022, and 2021, respectively.
(3)Includes non-cash expense of $8,376 related to the fair value adjustment of the Class A-1 & Class C derivative liability.
The accompanying notes are an integral part of these consolidated financial statements.

American Oncology Network, Inc.
Consolidated Statements of Mezzanine and Stockholders’ Equity
($ in thousands, except share and per share data)

	Mezzanine Equity - Class C Units exchanged for Series A Preferred Stock (2)		NCI(1)	Class A Common Stock		Class B Common Stock		Class A Units		Class A-1 Units		Class B Units		Class B-1 Units
In thousands (including share and per share data)	Stock	$		Stock	$	Stock	$	Units	$	Units	$	Units	$	Units	$	APIC(1)	AOCI(1)	Noncontrolling Interest	Retained Earnings (Deficit)	Total Equity (Deficit)
Balances at December 31, 2020	-	-	-	-	-	-	-	19,495	7,725	1,843	28,500	3,218	60	-	-	-	-	-	23,344	59,629
Net loss attributable to Legacy AON Stockholders prior to the reverse recapitalization	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(105)	(105)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	1,485	20	-	-	-	-	-	-	20
Balances at December 31, 2021	-	-	-	-	-	-	-	19,495	7,725	1,843	28,500	4,703	80	-	-	-	-	-	23,239	59,544
Net gain attributable to Legacy AON Stockholders prior to the reverse recapitalization	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,589	2,589
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(117)	-	-	(117)
Balances at December 31, 2022	-	-	-	-	-	-	-	19,495	$7,725	1,843	$28,500	4,703	$80	-	-	-	$(117)	-	$25,828	$62,016

	Mezzanine Equity - Class C Units exchanged for Series A Preferred Stock (2)		NCI(1)	Class A Common Stock		Class B Common Stock		Class A Units		Class A-1 Units		Class B Units		Class B-1 Units
In thousands (including share and per share data)	Stock	$		Stock	$	Stock	$	Units	$	Units	$	Units	$	Units	$	APIC(1)	AOCI(1)	Noncontrolling Interest	Retained Earnings (Deficit)	Total Equity (Deficit)
Balances at December 31, 2022	-	-	-	-	-	-	-	19,495	7,725	1,843	28,500	4,703	80	-	-	-	(117)	-	25,828	62,016
Activity prior to reverse recapitalization
Issuance of Class C Units, net of offering costs	6,500	62,897	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-
Class A and A-1 preferred returns	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,174)	$(8,174)
Issuance of additional Class A-1 Units pursuant to the Anti-Dilution Feature	-	-	-	-	-	-	-	-	-	1,157	9,725	-	-	-	-	-	-	-	-	$9,725
Tax distributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,306)	$(1,306)
Capital contribution from noncontrolling interest member	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	134	-	$134
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	179	-	-	$179
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	911	10	1,047	4,864	-	-	-	-	$4,874
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26)	(27,055)	$(27,081)
Reverse Recapitalization, net	152	2,089	36,872	6,693	1	25,110	3	(19,495)	(7,725)	(3,000)	(38,225)	(5,614)	(90)	(1,047)	(4,864)	17,601	(42)	-	(2,089)	$(35,430)
Activity after reverse recapitalization
Other comprehensive income	-	-	268	-	-	-	-	-	-	-	-	-	-	-	-	-	61	-	-	$61
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2	$2
743(b) tax adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(254)	$(254)
Repurchases of Class A Common Stock	-	-	-	(15)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(89)	$(89)
Net loss after the reverse recapitalization	-	-	(30,848)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	321	(5,543)	$(5,222)
Fair value adjustment to redeemable noncontrolling interest	-	-	160,733	-	-	-	-	-	-	-	-	-	-	-	-	(17,601)	-	-	(143,132)	$(160,733)
Balances at December 31, 2023	6,652	$64,986	$167,025	6,678	$1	25,110	$3	-	$-	-	$-	-	$-	-	-	$-	$81	$429	$(161,812)	$(161,298)

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
The accompanying notes are an integral part of these consolidated financial statements.

American Oncology Network, Inc.
Consolidated Statements of Cash Flows
($ in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(63,150)	$2,589	$(105)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	8,450	6,719	6,079
Amortization of debt issuance costs	787	627	363
Deferred income taxes	384	-	786
Amortization of operating right-of-use assets (1)	8,289	10,364	-
Loss on change in fair value of derivatives	10,204	-	-
Stock compensation	4,874	-	20
Loss on extinguishment of debt financing costs	-	-	80
Equity in loss of affiliate	259	-	-
Gain on sale of property and equipment	(289)	(121)	(79)
Deferred rent	-	-	1,293
Changes in operating assets and liabilities, net of reverse recapitalization:
Patient accounts receivable, net	6,947	(24,873)	(30,803)
Inventories (2)	(8,090)	(1,947)	(10,260)
Prepaid expenses and other current assets	(1,607)	607	(1,883)
Other receivables	(5,759)	(3,123)	(8,095)
Other assets	(2,649)	(1,748)	(1,021)
Accounts payable (3)	20,067	14,077	21,679
Accrued compensation related costs	3,944	(1,435)	2,093
Accrued other	5,495	4,008	5,568
Operating lease liabilities (4)	(7,754)	(10,485)	-
Medicare advance payments	-	(3,742)	(13,447)
Other long-term liabilities	1,480	1,699	1,394
Net cash used in operating activities	(18,118)	(6,784)	(26,338)
Cash flows from investing activities
Purchases of property and equipment	(12,283)	(7,193)	(8,322)
Proceeds from disposals of property and equipment	704	2,084	683
Purchases of marketable securities	(67,395)	(12,619)	-
Proceeds from sales of marketable securities	42,320	2,652	-
Acquisition of physician practices	-	(5)	(3,215)
Issuance of notes receivable - related parties	(55)	(243)	(1,263)
Collections on notes receivable - related parties	1,175	1,333	1,423
Net cash used in investing activities	(35,534)	(13,991)	(10,694)
Cash flows from financing activities
Repayments of revolving line of credit	-	-	(10,000)
Borrowings on long-term debt	-	16,250	65,000
Repayments of long-term debt	-	-	(27,098)
Cash paid for deferred offering costs	-	(206)	-
Proceeds from reverse recapitalization	1,493	-	-
Repurchases of Class A Common Stock	(89)	-	-
Class A and A-1 preferred returns and tax distributions	(9,480)	-	-
Repayments on finance and capital leases	(593)	(426)	(205)
Issuance of redeemable convertible Class C Units	64,996	-	-
Cash paid for debt financing costs	(446)	(271)	(1,153)
Series A Preferred Stock offering costs	(750)	-	-
Contribution from noncontrolling interest	134	-	-
Net cash provided by financing activities	55,265	15,347	26,544
Net increase (decrease) in cash and cash equivalents	1,613	(5,428)	(10,488)
Cash and cash equivalents
Beginning of period	26,926	32,354	42,842
End of period	$28,539	$26,926	$32,354
Supplemental consolidated cash flow information
Cash paid for interest	5,847	2,184	1,378
Cash paid for income taxes	-	-	577
Supplemental noncash investing and financing activities
Unpaid offering costs relating to the reverse recapitalization	$2,745	$-	$—
Right-of-use assets and lease liabilities removed in termination of lease	$2,128	$-	$—
Deemed dividend for Series A Preferred Stock extinguishment	$2,089	$-	$—
Assumed capital lease liabilities in acquisition of physician practice	$-	$-	$1,097
Changes in accounts payable for capital additions to property and equipment	$1,131	$623	$890
Payables for deferred offering costs	$-	$133	$—
Disposal of property and equipment in exchange for reduction in finance lease liability	$-	$72	$—
(1)Includes related party amortization of operating right-of-use assets of $2,146 and $2,059 for the years ended December 31, 2023 and 2022, respectively.
(2)Includes changes in related party balances of ($7,688), $(1,850), and $(11,848) for the years ended December 31, 2023, 2022, and 2021, respectively.
(3)Includes changes in related party balances of $18,744, $13,314, and $23,309 for the years ended December 31, 2023, 2022, and 2021, respectively.
(4)Includes changes in related party balances of ($2,381) and ($1,995) for the years ended December 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1.Business

American Oncology Network, Inc. (“AON”, “New AON”, “AON Inc.”, or the “Company”), through its subsidiary companies and variable interest entities (together, “its subsidiaries”), is an alliance of physicians and seasoned healthcare leaders who provide comprehensive oncology services across 32 oncology practices located in nineteen states (Arizona, Arkansas, Florida, Georgia, Iowa, Idaho, Indiana, Louisiana, Maryland, Missouri, Michigan, North Carolina, Nevada, Nebraska, Ohio, South Carolina, Texas, Virginia, Washington, and the District of Columbia). The Company also provides expertise in drug procurement and payor contracting, along with practice diversification through centralized laboratory and pathology services, as well as specialty pharmacy services, clinical research, radiation oncology, and imaging. During the years ended December 31, 2023, 2022, and 2021, the Company entered into affiliation agreements with or acquired the following oncology practices.

Year Ended
December 31, 2021	December 31, 2022	December 31, 2023
State	State	State
Maryland	Arizona	Texas(a)
Arizona	Georgia(a)	Florida(a)
Washington	Louisiana(a)	Arizona(a)
Georgia(a)	Georgia(a)
Arizona	Georgia(a)
Georgia(a)
(a)The Company entered into affiliation agreements with the physicians for these respective practices. The Company evaluated each of the affiliation agreements and determined that the transactions did not represent a business combination.
The operations of the practices that were acquired have been included in the Company’s consolidated financial statements since the date of acquisition.
Business Combination Agreements

Digital Transformation Opportunities Corp. (“DTOC”), American Oncology Network, LLC (“AON LLC”), GEF AON Holdings Corp. (“AON Class C Preferred Investor”), and DTOC Merger Sub, Inc., a direct, wholly owned subsidiary of DTOC (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of June 14, 2023 (which further amended and restated the Business Combination Agreement entered into by DTOC and AON LLC as of October 5, 2022, and amended and restated on January 6, 2023, and April 27, 2023), pursuant to which, among other transactions, on September 20, 2023 (the “Closing Date”), DTOC and AON LLC undertook a series of transactions (the “Business Combination”) resulting in the organization of the combined post-business combination company as an umbrella partnership C corporation, in which substantially all of the assets and the business of the combined company are held by AON LLC, and DTOC became a member of AON LLC. In connection with the closing of the Business Combination (“the Closing”), DTOC changed its name to “American Oncology Network, Inc.”. The Business Combination was completed on September 20, 2023.

As a result of, and in connection with, the Closing, among other things, (i) AON LLC amended and restated its operating agreement (the “Amended and Restated AON LLC Agreement”) to reclassify its existing Class A units, Class A-1 units and Class B units into a single class of AON LLC common units (“AON LLC Common Units”) that can be exchanged on a one-to-one basis for shares of New AON Class A common stock (“New AON Class A Common Stock”) and its existing AON LLC Class C units into AON LLC Series A preferred units (AON LLC Series A Preferred Units”); (ii) AON LLC converted profit pool units of certain of AON LLC’s subsidiaries into an equal number of AON LLC Common Units and shares of New AON Class B common stock (“New AON Class B Common Stock”), which together are exchangeable into shares of New AON Class A Common Stock (together with the New AON Class B Common Stock, the “New AON Common Stock”); (iii) New AON amended and restated its charter (the “Charter”) to provide for (a) the conversion of all existing shares of DTOC Class B common stock into shares of New AON Class A Common Stock on a one-to-one basis, (b) amendment of the terms of New AON Class B Common Stock to provide holders voting rights but no economic rights and (c) designation of a new series of New AON preferred stock as Series A convertible preferred stock (the “New AON Series A
Preferred Stock” or “Series A Preferred Stock") with such rights and preferences as provided for in the certificate of designation of the New Aon Series A Preferred Stock (the “New AON Series A Certificate of Designation”); and (iv) among other things, (a) AON LLC issued common units to New AON in exchange for a combination of cash and shares of New AON Class B Common Stock and warrants to acquire shares of New AON Class B Common Stock (the “Class B Prefunded Warrants”), (b) New AON was admitted as a member of AON LLC, (c) AON LLC distributed shares of New AON Class B common stock or Class B Prefunded Warrants, as applicable, to AON LLC equity holders, (d) New AON reserved a specified number of additional shares of New AON Class A Common Stock after the Closing for issuance to eligible participants, (e) Merger Sub merged with and into the AON Class C Preferred Investor whereby the separate existence of Merger Sub ceased and New AON issued a number of shares of New AON Series A Preferred Stock equal to the number of AON LLC Series A preferred units held by the AON Class C Preferred Investor to AEA Growth Management LP, the parent of AON Class C Preferred Investor (“AEA Growth”) in exchange for all the shares of common stock held by AEA Growth in the AON Class C Preferred Investor (the “First Step”), (f) promptly after the First Step, the AON Class C Preferred Investor merged with and into New AON whereby the separate existence of the AON Class C Preferred Investor ceased and New AON held all the AON LLC Series A preferred units and (g) from and after the Closing (but subject to lock-up restrictions), the AON LLC common equity holders (other than New AON), referred to herein as “Legacy AON Stockholders” (former AON LLC Class A, Class A-1, and Class B unit holders), will have the right (but not the obligation) to exchange AON LLC Common Units together with an equal number of shares of New AON Class B Common Stock (whether held directly or indirectly through Class B Prefunded Warrants) for shares of New AON Class A Common Stock.

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

Upon the consummation of the Business Combination, the outstanding membership units in AON LLC and the outstanding shares in AON Inc. (New AON) are as follows:
•AON LLC Common Units held by the Legacy AON Stockholders - 28,109,796
•AON LLC Common Units held by New AON - 9,532,354
•AON LLC Series A Preferred Units held by New AON - 6,651,610
•Class A Common Stock held by the former AON LLC Class B-1 unit holders - 1,047,343
•Class A Common Stock held by the DTOC unredeemed stockholders - 147,511
•Class A Common Stock held by the DTOC Sponsor and their permitted transferees - 5,498,125(a)
•Class B Common Stock held by Legacy AON Stockholders - 25,109,551(b)
•New AON Series A Preferred Stock held by AEA Growth Management LP - 6,651,610

(a) Sponsor Earnout Shares of 2,839,375 are subject to vesting and forfeiture provisions and are not outstanding for GAAP purposes as of the Closing Date.

(b) Certain Legacy AON Stockholders hold 3,000,245 Class B Prefunded Warrants, which underlying shares of Class B common stock are not outstanding as of the Closing Date.

Accounting Treatment for the Business Combination

As AON LLC does not meet any of the characteristics of a VIE under ASC 810, the Business Combination was evaluated under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Notwithstanding the legal form of the Business Combination pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, DTOC was treated as the acquired company and AON LLC was considered the acquirer for financial statement reporting purposes. AON LLC was determined to be the accounting acquirer based on, in summary, an evaluation of the following primary facts and circumstances:

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

As the Business Combination was accounted for as a reverse recapitalization, the issuance of the Sponsor Earnout Shares to the Company’s existing stockholders will be accounted for as an equity transaction. The accounting for the Sponsor Earnout Shares was evaluated under ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, to determine if the Sponsor Earnout Shares should be classified as a liability or within equity. As part of that analysis, it was determined that the Sponsor Earnout Shares are freestanding, do not meet the criteria within ASC 480 to be classified as a liability, and meet the criteria in ASC 815-40 to be considered indexed to the post-combination entity’s common stock and classified within equity.

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

Transaction Expenses

In connection with the Reverse Recapitalization, AON LLC incurred costs of $31.9 million and $3.5 million during the years ended December 31, 2023 and 2022, respectively. Of the total costs incurred during the year ended December 31, 2023, $31.1 million were reported as transaction expenses in the consolidated statements of operations and comprehensive loss and $0.8 million were reported as a reduction of Series A Preferred Stock presented as mezzanine equity on the consolidated balance sheets at December 31, 2023. Additionally, at December 31, 2023 there were $0.9 million of outstanding transaction expenses included within accrued other on the consolidated balance sheets. At December 31, 2022, the Company had accrued $0.3 million of transaction costs related to the Reverse Recapitalization, which were reported as other assets on the consolidated balance sheets. AON LLC recorded $3.2 million of transaction expenses in connection with the Reverse Recapitalization during the year ended December 31, 2022, which were reported as transaction expenses in the consolidated statements of operations and comprehensive loss.

2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

For the year ended December 31, 2023, these consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC and its wholly-owned subsidiaries for the period of January 1, 2023 through September 20, 2023, the Closing Date of the Reverse Recapitalization, and the consolidated results of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity of AON Inc. and its consolidated subsidiaries, including AON LLC, for the period of September 21, 2023 through December 31, 2023. The consolidated balance sheet at December 31, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost (see Note 3). All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

For the years ended December 31, 2022 and 2021, these consolidated financial statements present the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC. The consolidated balance sheet as of December 31, 2022 presents the financial condition of AON LLC and its wholly-owned subsidiaries. All intercompany balances and transactions of AON LLC have been eliminated.

In accordance with ASC 805, Business Combinations, the historical equity of AON LLC has been recasted in all periods up to the Closing Date, to reflect the number of shares of New AON’s Class A Common Stock and Class B Common Stock issued to Legacy AON Stockholders in connection with the Reverse Recapitalization. The Company recasted the units outstanding related to the historical AON LLC Class A, Class A-1, and Class B units prior to the Reverse Recapitalization (“Historical AON LLC Equity”) as common equity of New AON, equal to the Per Company Class Unit Exchange Ratio, pursuant to the Business Combination Agreement.

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

The consolidated financial statements and related notes thereto give effect to the conversion for all periods presented, without any change to par value or per unit amounts. The consolidated financial statements do not necessarily represent the capital structure of New AON had the Reverse Recapitalization occurred in prior periods. The Company has not made retroactive adjustments related to the historical book values of Historical AON LLC Equity as the adjustments were considered immaterial.

For the year ended December 31, 2023, $5.5 million of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 19.2% of the consolidated net loss of AON LLC for the period of September 21, 2023 through December 31, 2023. For the year ended December 31, 2023, $30.8 million of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 80.8% of the consolidated net losses of AON LLC for the period of September 21, 2023 through December 31, 2023.

For the year ended December 31, 2023, $27.1 million of the consolidated net losses of AON LLC were attributable to the Legacy AON Stockholders, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization. For the year ended December 30, 2022 and December 31, 2021, net income and loss of $2.6 million and $0.1 million, respectively, were attributable to the Legacy AON Stockholders to reflect their absorption of 100% of AON LLC’s net income and loss pertaining to the periods prior to the Reverse Recapitalization.

Principles of Consolidation
For the period of September 21, 2023 through December 31, 2023, the consolidated financial statements include the accounts of the Company, AON, Inc., AON LLC, and its wholly owned subsidiary American Oncology Management Company, LLC (“AOMC”), and its consolidated variable interest entities (“VIEs”) American

Oncology Partners, P.A. (“AON Partners”), American Oncology Partners of Maryland, P.A. (“Partners of Maryland”), AON Central Services, LLC (“AON Central Services”), and Meaningful Insights Biotech Analytics, LLC (“MIBA”). All intercompany accounts and transactions between the entities have been eliminated in consolidation.

Refer to Note 1 for the accounting treatment of the Business Combination.
The Company accounts for American Oncology Network, LLC, AON Partners, Partners of Maryland, AON Central Services, and MIBA in accordance with ASC 810, Consolidations. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a VIE. A VIE is broadly defined as an entity that has any of the following three characteristics: (i) the equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (ii) substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights; or (iii) the equity investors as a group lack any of the following, the power through voting or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity. The Company consolidates a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively, if any.

AON LLC has contractual relationships with AON Partners, Partners of Maryland and AON Central Services and the physician owners through management service agreements (“MSAs”) and other contractual agreements to provide all practice management services outside of medical services provided by the physicians. In addition, despite not being required by the contractual relationships, AON LLC regularly provides funding to support AON Partners and Partners of Maryland’s operations and acquisitions of physician practices. AON Central Services was formed July 15, 2022 and, effective January 1, 2023, entered into an agreement with AOMC to provide qualified non-clinical and non-medical employees to AOMC to support the operation of the physician practices. MIBA was established during the first quarter of 2023 for the purpose of developing intellectual property to synergize the collection, de-identification, and dissemination of the Company’s patient data for sale to external parties for research, development, and clinical decisions. In May 2023, the Company contributed $0.2 million for a 56% interest in the equity of MIBA. The Company concluded that AON LLC had a controlling financial interest in MIBA and has consolidated the entity at December 31, 2023 and recorded the noncontrolling interest in permanent equity.
The Company has concluded that AON Partners, Partners of Maryland, AON Central Services, and MIBA are all VIEs in which AON LLC has the characteristics of a controlling financial interest and is deemed to be the primary beneficiary. The variable interest subjects AON LLC to all potential losses in the entities and, therefore, requires AON LLC, and in turn AON Inc., to consolidate the results of AON Partners, Partners of Maryland, AON Central Services, and MIBA in its consolidated financial statements.
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
Revenue Recognition
Revenue is recognized under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). Patient service revenue is presented net of the estimated provision for contractual adjustments and uncollectible amounts. The Company determines the transaction price based upon standard charges for goods and services with anticipated consideration due from patients, third-party payors (including health insurers and government agencies) and others. The Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient visits and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and most procedures, are satisfied over the time of visit which is the same day services are performed. Performance obligations relating to pharmacy revenue are considered fully satisfied at a point in time upon the customer receiving delivery of the prescription. Accordingly, the Company does not anticipate a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and any such revenue recognized during the years ended December 31, 2023, 2022, and 2021 was immaterial. Additionally, the Company does not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2023. Approximately $933.9 million, $818.5 million, and $683.0 million of the Company’s revenues are generated from services performed during patient visits with the remainder primarily generated from shipments of pharmacy prescriptions for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The Company monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined. For the years ended December 31, 2023, 2022, and 2021 such resulting historic adjustments have been immaterial to the consolidated financial statements.
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

The Company uses the cost-to-cost measure of progress for the Company’s contract because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. For this method, the Company compares the contract costs incurred to date to the estimated total contract costs through completion. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs and reimbursable costs based on the scope of the work, the complexity of the study, the geographical location involved and the Company’s historical experience. The estimated total contract costs at the project level are reviewed and revised periodically throughout the life of the contract, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are identified. Contract costs consist primarily of direct labor and other reimbursable project-related costs such as travel, third-party vendor costs and investigator fees. The Company establishes pricing based on the Company’s internal pricing guidelines, discount agreements, if any, and negotiations with the client. The transaction price is the contractually defined amount. Revenue related to the clinical trial, which is included within other revenue, was $3.7 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively.
The Company has a system and estimation process for recording Medicare net patient service revenue and estimated recoupments as it relates to value-based care (“VBC”) revenue included in patient service revenue in the consolidated statements of operations and comprehensive loss. The Company’s VBC revenue is primarily generated through its participation in the CMS Oncology Care Model (“OCM”) which is an episode-based payment model to promote high-quality cancer care. Participants enter 6-month episode periods, and the Company bills a monthly fee during the 6-month period based on a fixed rate per participant per month and the total number of participants. Certain quality and compliance metrics are tracked as part of the program and submitted to CMS at the end of the episode period which may result in recoupment of funds. The Company estimates the recoupment amount by developing a recoupment percentage for each period based on historical known recoupment from CMS and applies the recoupment percentage against total fees for the period. Based on the estimate, the Company accrues a liability representing the expected final recoupments based on historical settlement trends.

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
Certain of our available-for-sale securities are debt securities. For an available-for-sale debt security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, then the Company recognizes the impairment as a credit loss in the consolidated statements of operations and comprehensive loss by writing down the security’s amortized cost to its fair value. If it does not intend to sell or it is not more-likely-than-not that it will be required to sell the security before the expected recovery of its amortized cost, the Company recognizes the portion of the impairment that is due to a credit loss, if any, in the consolidated statements of operations and comprehensive loss through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss as an unrealized loss.
Equity Investment in Affiliate
In January 2023, the Company contributed noncash consideration, with a fair value of approximately $2.3 million, in return for a 49% equity interest in OCP Management Arizona, LLP. Investments in entities over which the Company has the ability to exercise significant influence but does not control the entity are accounted for using the equity method. Equity method investments are included with other assets in the consolidated balance sheets. The carrying amount of the investment is adjusted to reflect the Company’s proportionate share of the net earnings or losses and reduced by any dividends received. The Company’s share of income or loss related to this investment is reported as an equity in loss of affiliate in the consolidated statements of operations and comprehensive loss.
Noncontrolling Interests
The Company consolidates the results of entities in which it has a controlling financial interest. Refer to Note 17 for additional considerations and presentation for noncontrolling interest.
Mezzanine Equity

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which is outside of the Company’s control). As a result, Management has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. As of December 31, 2023, the Preferred Stock are recorded at their initial carrying value, net of offering costs of $0.8 million. The Series A Preferred Stock are not being accreted to redemption value, as the redemption is not probable. The Series A Preferred Stock are classified outside of stockholders’ equity on the consolidated balance sheets. Refer to Note 17 for mezzanine equity presentation considerations for redeemable noncontrolling interest.
Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of accumulated paid in capital. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock. The Company repurchased 14,729 shares of class A common stock at the spot rate as of each transaction date for a total cost of less than $0.1 million for the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash or deposits with financial institutions and deposits in highly liquid money market securities. Deposits with financial institutions are insured by the Federal Deposit Insurance Corporation up to certain defined limits. Bank deposits at times may exceed federally insured limits. The Company has not experienced any losses in these accounts.

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

As of December 31, 2023 and 2022, the accounts receivable, net balances were $129.2 million and $136.1 million, respectively.

Inventories

Inventories, consisting primarily of pharmaceuticals finished goods, are valued at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Obsolescence for inventories is estimated based on expiration dates and slow-moving inventory. No obsolescence allowances have been recorded as of December 31, 2023 and 2022. If the Company determines that an item is obsolete, or the expected net realizable value upon sale is lower than the currently recorded cost, a write-down is recorded and charged to cost of revenue to reduce the inventory to its net realizable value and a new cost basis is established. The majority of the Company’s inventories are purchased from a related party (See Note 14).

Other Receivables

Other receivables consist primarily of rebates on drug purchases made in the current period which are offered as an incentive by the distributor and/or manufacturer and are not yet paid as of year-end.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. A summary of the lives used for computing depreciation is as follows:

Leasehold improvements	1 - 15 years
Furniture, fixtures and equipment	7 years
Medical equipment	5 - 10 years
Computer equipment	5 years
Signs	7 years
Automobiles	5 years
Software	7 years

Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods. Maintenance and repairs that do not improve service potential or extend economic life are expensed as incurred. Expenditures for major improvements and additions are capitalized. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In assessing long-lived assets for impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by a comparison of the carrying amount of an asset group to the undiscounted future net cash flows expected to be generated by the asset group. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, impairment is measured by comparing the carrying amount of the assets to the estimated fair value, obtained through appraisal or market quotations, or discounted future net cash flow estimates. The Company did not recognize any long-lived asset impairments during 2023, 2022, and 2021.

Goodwill

Goodwill arising from business combinations represents the excess of the fair value of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed as of the acquisition date. Goodwill amounts are not amortized, but rather tested for impairment annually, on October 1, or more often if circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill during any of the periods presented.

Leases

Effective January 1, 2022, the Company adopted ASU 2016-02, Leases and the subsequently issued supplemental and/or clarifying ASUs known as ASC Topic 842 (collectively “ASC 842”) using the modified retrospective approach. See Recently Adopted Accounting Pronouncements below, which discusses the initial adoption of this new guidance.

The Company’s lease portfolio primarily consists of office and equipment leases for its practice facilities. The Company evaluates whether a contract is or contains a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: 1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment); and 2) the customer has the right to control the use of the identified asset. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the Company’s operating leases do not generally provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company’s operating leases include the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Lease payments included in the measurement of the operating lease right-of-use (“ROU”) assets and lease liabilities are comprised of fixed payments (including in-substance fixed payments), variable payments that depend on an index or rate, and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

The Company elected not to recognize operating lease ROU assets and lease liabilities for all short-term leases (leases with an initial lease term of 12 months or less). The Company recognizes the lease payments associated with short-term leases as an expense over the lease term.

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

Income Taxes

The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations.

The Company is a member of American Oncology Network, LLC, which is treated as a partnership for U.S. federal and certain state and local income taxes. As a partnership, American Oncology Network, LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by American Oncology Network, LLC is passed through to and included in the taxable income of its members, including the Company, in accordance with the partnership agreement. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to the allocable share of any taxable income of American Oncology Network, LLC. Additionally, other corporate entities within the Company’s structure are subject to income taxes.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Although certain cash accounts exceed the federally insured deposit amount, management has not previously experienced nonperformance by any financial institution.

Equity-Based Compensation

The Company measures the compensation cost of all equity awards at the estimated fair value of the award on the date of grant and records the related expense in the accompanying consolidated statements of operations and comprehensive loss on a straight-line basis over the applicable service period. Prior to the closing of the Business Combination, the Company used an option pricing method to value its common stock. This method allocates the fair value of total equity to the various components of equity based on an estimated liquidity event. This option pricing method first values the Company at the enterprise level, and then values breakpoints based on the liquidation preferences of the Class A, Class A-1, and Class B units. An allocation of total equity (enterprise value) is then performed to the various equity components based on the relative rights and privileges of each class of equity. The Company was assisted by third-party valuation experts to apply the above models to calculate the fair value estimate. Forfeitures are accounted for as they occur.

After consummation of the Business Combination, the Company issued an equity incentive plan (“2023 Incentive Equity Plan”). The purpose of the 2023 Incentive Equity Plan is to attract and retain personnel for positions with the Company, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The Plan permits the grant of Incentive Stock Options (“ISO”) to any ISO Employee and the grant of Non statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Performance Awards to any Service Provider. As of December 31, 2023, no awards have been granted from the 2023 Incentive Equity Plan.

Debt Issuance Costs

Debt issuance costs consist of legal fees and other professional services and are capitalized. Debt issuance costs are presented in the consolidated balance Sheets as a direct deduction from the carrying value of the associated debt liability and amortized to interest expense in the consolidated statements of operations and comprehensive loss. The costs related to the term loans are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. The amortization related to the debt issuance costs included in interest expense within the accompanying consolidated statements of operations and comprehensive loss was $0.8 million in 2023, $0.6 million in 2022, and $0.4 million in 2021.

Offering Costs
The Company defers specific incremental costs directly attributable to proposed offerings of securities. These costs consist of legal, accounting, and other similar expenses incurred through the balance sheet date that are directly related to a potential offering. If the offering is completed, these costs will be charged against the gross proceeds of the offering. These offering costs will be allocated to the separable financial instruments issued in the transaction on a relative fair value basis of the securities issued, compared to total proceeds received. Offering costs associated with any instruments classified as liabilities will be expensed as incurred, presented as non-operating expenses in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company incurred additional deferred offering costs of approximately $0.8 million which were recorded as an offset to the net proceeds of the AON LLC Class C Units (discussed below) in mezzanine equity on the consolidated balance sheets as of December 31, 2023. At December 31, 2022, the Company had incurred approximately $0.3 million of offering costs, which are included in other assets in the accompanying consolidated balance sheets.

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
See Note 6 for a discussion of the Company’s Level 1 and Level 2 Marketable Securities as of December 31, 2023 and 2022. See below for a discussion of the Company’s Level 1 and Level 3 warrant liabilities as of December 31, 2023. As of December 31, 2023 and 2022, there were no Level 3 financial instruments. There were no transfers between any levels of the hierarchy during any periods presented.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants and the Class B Prefunded Warrants, collectively referred to herein as “Warrants”, in accordance with ASC 815-40, “Derivatives and Hedging —- Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreements related to potential net cash settlement of the warrants upon an exchange or tender offer that may not result in a change in control of the entity precludes the warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as long term liabilities on the consolidated balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations and comprehensive loss in the period of change.

As of December 31, 2023, the Public Warrants were trading separately from the Class A Common Stock and the quoted market price was used to establish fair value. As such, the Public Warrants fair value was determined using a Level 1 input. The fair value of the Public Warrants is $1.9 million and recorded in other long-term liabilities on the consolidated balance sheets.

Management has utilized the public warrant price to value the private warrants and believes the public and private warrants have materially consistent fair values given the existence of the make-whole redemption feature. As of December 31, 2023, a valuation of the private warrants was performed which confirmed the private warrant value was materially consistent with the public warrants. The details of this valuation are included in the paragraph below.

The fair value of the Private Placement warrants was determined using Level 3 inputs. As of December 31, 2023, the fair value of the Private Placement Warrants was estimated to be $1.4 million and recorded in other long-term liabilities on the consolidated balance sheets. The fair value was estimated at December 31, 2023, using the Black-Scholes Option Pricing model using the following assumptions:
Expected annual dividend yield – 0.0%
                Expected volatility – 20.50%
                Risk-free rate of return – 3.84%
                Expected Option Term – 5 years

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
Earnings Per Share

The Company recast Historical AON LLC Equity as AON Inc. common equity for all periods prior to the Reverse Recapitalization, refer to Note 2. However, as 100% of the net losses of AON LLC prior to the Reverse Recapitalization were absorbed by the Legacy AON Stockholders, basic and diluted earnings (loss) per share is zero for the year ended December 31, 2022 and 2021 and basic and diluted earnings (loss) per share for the year ended December 31, 2023 represents only the period from September 21, 2023 to December 31, 2023, the period where the Company had earnings (loss) attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.

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

Basic and diluted earnings (loss) per share is computed by use of the two-class method as a result of outstanding Series A Preferred Stock, which accrue dividends at the annual rate of 8% of the original price per share, participate with common stock on all other dividends, and accordingly have participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 16). Under such method income available to common stockholders is computed by deducting both dividends declared or, if not declared, accumulated on Series A Preferred Stock from net income. Loss attributable to common stockholders is computed by increasing net loss by such dividends. Since the participating Series A Preferred Stock has no contractual obligation to share in the losses of the Company, there is no loss allocation between Class A Common Stock and Series A Preferred Stock.

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

On January 1, 2022, the Company adopted ASU 2016-02, “Leases” (Topic 842), using the modified retrospective approach for leases that existed on January 1, 2022. ASC 842 requires lessees to recognize assets and liabilities for most leases.

The Company elected to adopt the leasing package of practical expedients, which provides for not retroactively reassessing: i) any expired or existing contracts containing leases under the new definition of a lease; ii) the lease classification for any expired or existing leases; and iii) initial direct costs for any expired or existing leases. The Company also elected to adopt practical expedients around land easements and the combination of lease and non-lease components for its real estate leases. These practical expedients were applied consistently to all applicable leases.

Upon adoption of ASC 842, the Company recorded an initial adjustment to the opening balance sheet of $44.4 million to operating ROU assets, ($1.2) million to prepaid expenses and other current assets, $8.0 million to current portion of operating lease liabilities, $38.0 million to long-term operating lease liabilities, $2.5 million in ROU assets and lease liabilities related to the Company’s finance leases; and $2.8 million to other long-term liabilities. The impact of ASC 842 was not material to the consolidated statements of operations and comprehensive loss.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides that an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures. This update enhances disclosure requirements through enhanced disclosures about significant reportable segment expenses and other segment disclosures under ASC 280. This update is applicable to all public entities and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods commencing after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively for all periods presented in the financial statements. The Company is currently evaluating the impact the new accounting guidance will have on the disclosures within its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes-Improvements to Income Tax Disclosures, an update which enhances income tax disclosures. This guidance requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is applicable to all public entities and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact the new accounting guidance will have on the disclosures within its consolidated financial statements.

3.Reverse Recapitalization

As discussed in Note 1, AON LLC merged with DTOC, with AON LLC surviving the Merger. AON LLC is governed by a board of managers composed of three (3) persons that were designated by New AON and two (2) persons that were designated by holders of a majority of the AON LLC Common Units, held by members of AON LLC other than New AON. Management determined AON LLC was not a variable interest entity (Refer to Note 2), and as result, identified AON LLC as the accounting acquirer of the Merger in accordance ASC Topic 805. Management concluded that AON LLC was the accounting acquirer due to (i) the Legacy AON Stockholders, defined as the former AON Class A, Class A-1, and Class B unit holders, receiving the largest portion of the voting rights in the combined company, New AON, (ii) significantly all of the Legacy AON Stockholders retained their equity interest as stockholders in New AON, (iii) AON LLC’s operations prior to the Reverse Recapitalization comprising the only ongoing operations of New AON, (iv) the Legacy AON Stockholders have the right to appoint a majority of the directors of New AON, (v) the executive management of AON LLC will become the executive management of New AON and (vi) AON LLC is significantly larger than New AON in terms of revenue, total assets, and employees. Therefore, the Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with ASC Topic 805. New AON was treated as the “acquired” company for financial reporting purposes, and for accounting purposes, the Reverse Recapitalization was treated as the equivalent of AON LLC issuing stock for the net assets of New AON, accompanied by a recapitalization. The net assets of New AON were recorded at historical cost on the consolidated balance sheet as of September 20, 2023, the Closing Date of the Reverse Recapitalization, with no goodwill or other intangible assets recorded. For additional information on the capitalization of New AON and AON LLC immediately following the Closing of the Reverse Recapitalization, see Notes 1 and 2.

The following table provides the historical cost of assets and liabilities of AON Inc. as of September 20, 2023.

As of September 20, 2023
Cash and Cash Equivalents	$1,493
Current Liabilities	(13,295)
Long Term Liabilities	(6,791)
Total Net Liabilities	$(18,593)

The Company recorded a Day 1 expense as of the Closing of the Business Combination equal to $18.2 million. Of that total amount, $13.0 million was recorded in transaction expenses on the consolidated statement of operations and comprehensive loss. The remaining $5.2 million was recorded in other income (expense) net on the consolidated statement of operations and comprehensive loss. This amount represented the loss on the issuance of Public and Private Warrants, as of the Closing, net of cash received. The Company also recorded a $4.3 million gain in other income (expense), net related to the change in the fair value of the Public and Private Warrants during the period of September 21, 2023 through September 30, 2023.

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

Based on various quantitative and qualitative factors, including assessment of certain services performed and relationships held above, management has determined that AON Partners, Partners of Maryland, AON Central Services, and MIBA are all variable interest entities and AOMC is the primary beneficiary who holds the decision-making rights over the activities that most significantly impact the economic performance of AON Partners, Partners of Maryland, AON Central Services, and MIBA through the MSAs and other contractual agreements. Accordingly, the results of AON Partners, Partners of Maryland, AON Central Services, and MIBA have been consolidated with the Company for the years ended December 31, 2023, 2022, and 2021.
The assets of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of December 31, 2023 and 2022, are as follows:

	As of December 31, 2023	As of December 31, 2022
Assets
Cash and cash equivalents	$26,574	$26,844
Accounts receivable	129,151	136,098
Inventories	44,569	36,476
Prepaid expenses and other current assets	895	846
Goodwill and intangibles, net	180	180
Other receivables	33,809	28,139
Other assets	2,091	1,489
Total assets	$237,269	$230,072

The liabilities of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of December 31, 2023 and 2022, are as follows:

	As of December 31, 2023	As of December 31, 2022
Liabilities
Accounts payable	$122,324	$102,783
Accrued compensation and benefits	21,380	6,021
Accrued other	16,723	15,926
Other long-term liabilities	273	452
Due to AON LLC and subsidiaries, net	117,194	128,204
Total liabilities	$277,894	$253,386
All intercompany transactions and balances with the VIEs are eliminated in consolidation.

5.Business Combinations
2023 Acquisitions

The Company did not have any ASC 805 acquisitions during the year ended December 31, 2023.

2022 Acquisitions
During the year ended December 31, 2022, the Company entered into a purchase agreement acquiring control of Northern Arizona Hematology and Oncology on January 1, 2022 for an aggregate purchase price of less than $0.1 million. Because the acquisition of Northern Arizona Hematology and Oncology was on the first day of the fiscal period, the Company’s results for the year ended December 31, 2022 include the results of the acquired practice.

2021 Acquisitions

During 2021 the Company entered into Asset Purchase Agreements (“Transactions”) acquiring control of four (4) oncology practices. The Transactions allow the Company to expand domestic reach related to its comprehensive oncology and practice management services. As described in Note 2, the Company evaluated each of the Transactions and determined each acquisition represents a business combination. This standard also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC 805 also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

In connection with each of the Transactions, the Company acquired 100% of both the clinical and nonclinical assets of the respective seller. The clinical assets, acquired by AON Partners, primarily consist of medical supplies and drugs. Nonclinical assets, acquired by AOMC, primarily consist of tangible fixed assets and equipment. The following table summarizes the amounts of the assets acquired and consideration transferred on acquisitions disclosed in Note 1, the accounting for which is completed as of December 31, 2022. For the table below, the Company has presented the acquired locations collectively.

2021 Acquired Locations
Purchase considerations
Cash transferred upon closing	$3,215
Assumed capital lease liabilities	1,097
Total consideration transferred	4,312
Net assets acquired
Inventories	2,211
Other assets	180
Property and equipment	1,371
Total net assets acquired	3,762
Amount assigned to goodwill	$550

The following table presents revenue and net income for the years ended December 31, 2022, and 2021, respectively, as if the fiscal 2022 acquisitions had occurred as of January 1, 2021, and the fiscal 2021 acquisitions had occurred as of January 2020.

The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transactions been completed as of the dates indicated or that may be achieved in the future. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and net income.

	Pro Forma
	Year Ended December 31,
	2022	2021
Revenue	$1,149,670	$1,033,187
Net income	$2,589	$1,289

From the dates of acquisition through December 31, 2022 and December 31, 2021, revenue attributable to 2022 and 2021 acquired businesses was $22.9 million, and $55.7 million, respectively. It was impracticable to determine the effect on the Company’s net income (loss) of the acquired businesses as their operations have been integrated into the Company’s ongoing operations since the dates of acquisition.

In connection with each of the Company’s business combinations, the Company executed employment agreements with the selling physicians to become employees of AON Partners and/or Partners of Maryland. Additionally, for each transaction the Company and selling physicians entered into a separate unwind agreement granting each other a unilateral option that may be exercised by either party and effectively returns the acquired business to the selling physicians if exercised. In the event the Company or seller exercise their unwind rights, the selling physicians are required to repay the original purchase price for the assets that were sold in the Transaction plus any assets that were acquired after the Transaction, less any accumulated depreciation or amortization with respect to the assets. The selling physicians are also required to assume all contracts associated with their practice. Additionally, in the event of unwind, the selling physicians are entitled to any severance amounts that are due to them under their employment agreement with AON Partners and their employment is terminated on the unwind date. As of December 31, 2022, no liability has been recorded related to the unwind agreements as neither the Company nor any selling physicians exercised their unwind rights and therefore no payments are considered probable to the selling physicians. During the year ended December 31, 2023, one group of physicians exercised their unwind rights and the practice was sold on November 16, 2023 for total consideration of $1.0 million. No liability was recorded for this transaction as there were no severance amounts due to the physicians under their employment agreements as of December 31, 2023.

6.Marketable Securities

The following table summarizes the Company’s marketable securities financial assets that are measured at fair value on a recurring basis:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements	$28,593	$-	$-	$28,593
Money market funds	723	-	-	723
Level 1 total	29,316	$—	$—	29,316
Marketable securities
Level 2:
Corporate bonds	13,678	191	(9)	13,860
U.S. Treasury securities	21,318	211		21,529
Level 2 total	34,996	402	(9)	35,389
Total	$64,312	$402	$(9)	$64,705

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Money market funds	$109	$-	$-	$109
Marketable securities
Level 2:
Corporate bonds	7,742	6	(125)	7,623
U.S. Treasury securities	2,226	6	(4)	2,228
Level 2 total	9,968	12	(129)	9,851
Total	$10,077	$12	$(129)	$9,960
(1)Included in cash and cash equivalents in the consolidated balance sheets at December 31, 2023 and 2022.

The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments. The fair value of the Company’s Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company’s marketable securities as of December 31, 2023, by remaining contractual maturities, were as follows:

	Corporate Bonds	U.S. Treasuries	Total
Due in one year or less	$5,216	$17,828	$23,044
Due in one to five years	8,644	3,701	12,345
Total	$13,860	$21,529	$35,389

7.Inventories
Inventory consisted of the following at December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Intravenous drugs	$32,388	$25,674
Oral pharmaceuticals	12,181	10,802
Total inventories	$44,569	$36,476

8.Other Receivables
Other receivables consisted of the following at December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Rebates receivable	$33,708	$27,955
Other	566	246
Total other receivables	$34,274	$28,201

9.Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Leasehold improvements	$32,490	$26,076
Furniture, fixtures and equipment	2,607	2,669
Medical equipment	15,666	11,003
Computer equipment	3,285	3,115
Signs	153	129
Automobiles	59	69
Software	7,829	4,834
Construction-in-progress	2,985	1,433
Property and equipment, gross	65,074	49,328

Accumulated depreciation and amortization	(24,635)	(17,348)
Property and equipment, net	$40,439	$31,980

For the years ended December 31, 2023, 2022 and 2021, depreciation expense was approximately $7.2 million,     $6.7 million, and $6.1 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Construction-in-progress consists primarily of capital expenditures on new physician practice facilities which have not yet been opened and improvements to existing practice facilities which are not complete at year-end.

10.Accrued Other
Accrued other consisted of the following at December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Refund liability	$15,078	$14,544
Deferred social security taxes - COVID	-	378
Excise taxes payable	2,700	-
Current portion of finance lease liabilities	1,189	425
Other	3,360	2,453
Total accrued other	$22,327	$17,800

11.Long-term Debt
Debt consisted of the following at December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
PNC Facility	$81,250	$81,250
Total	81,250	81,250
Unamortized debt issuance costs	(609)	(949)
Total debt	$80,641	$80,301

Credit Facilities
On April 30, 2021, the Company entered into a Loan Facility with PNC (“PNC Loan Facility”) collateralized by the Company’s assets and outstanding patient accounts receivable. The PNC Loan Facility is guaranteed on a limited basis by the Company and stockholder of AON Partners and Partners of Maryland. $34.6 million of proceeds from the PNC Loan Facility was used to pay off the Company’s previous term loans and revolver with Truist Bank. The remaining funds were made available for working capital and acquisition of additional physician practices.
The PNC Loan Facility is interest-only with total principal due at maturity on April 30, 2024. Interest originally accrued at one-month LIBOR or an alternate base rate plus 1.45%. The maximum balance of the PNC Loan Facility (“Borrowing Base”) is limited to the lesser of the Facility Limit ($65.0 million) or the fair value of the Company’s patient accounts receivable. The Company must maintain a balance of the lesser of the Borrowing Base or 65% of the Facility Limit in the first year and 75% of the Facility Limit in subsequent years (“minimum funding threshold”). The Company can repay the PNC Loan Facility up to the minimum funding threshold at any time without penalty. In accordance with the PNC Loan Facility, the Company pledged $10.0 million of collateral as restricted cash to be released quarterly in increments of $2.5 million. The restricted cash was fully released as of December 31, 2023 and 2022.
On April 30, 2021, the Company entered into a $5.0 million revolving line of credit agreement (“PNC Line of Credit”). The PNC Line of Credit has an expiration date of April 30, 2024 and originally bore interest at a rate per annum equal to the sum of the daily LIBOR rate plus 1.65% or an alternate base rate plus 0.65% and is due on the first day of each month beginning June 1, 2021. Any outstanding principal and accrued interest will be due on the expiration date. Beginning July 1, 2021, quarterly bank fees equal to 1.65% per day per annum are due in arrears and will continue on the first day of each quarter thereafter. All debt related to the PNC Line of Credit is collateralized by the Company’s assets. As of December 31, 2023 and 2022, no draws had been made on the PNC Line of Credit. The Company is also subject to a 0.20% unused line fee calculated per annum on the unused balance of the PNC Line of Credit.
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

On January 16, 2024, the Company entered into Amendment No. 3 (“Amendment 3”) to its PNC Line of Credit to modify certain definitions such as “change in control”. In addition, the Amendment 3 also amended certain debt covenants, such as EBITDA thresholds. The effective date of Amendment 3 is December 31, 2023.

The PNC Loan Facility and PNC Line of Credit nonfinancial covenants include restrictions related to unpermitted property liens and the requirement of audited financial statements. Both agreements also contain several financial covenants, including the following ratios: accounts receivable default, delinquency, dilution, days sales outstanding, leverage, and fixed charge coverage. As of December 31, 2023, the Company was in compliance with all financial and nonfinancial debt covenants as required by both loan agreements.

12.Income Taxes

The income tax expense (benefit) in 2023, 2022, and 2021 consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$(306)
State	—	—	(20)
	—	—	(326)
Deferred
Federal	400	—	433
State	(16)	—	353
	384	—	786
Total income tax expense	$384	$—	$460

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	1.01	-11.94	-97.95
State rate change	-0.05	-2.15	-3.41
Revisions to prior years' estimates	-0.38	-3.71	-0.38
Nontaxable passthrough LLC income	-10.41	-87.14	-658.26
Change in valuation allowance	-6.93	83.94	864.95
Other	0.00	0.00	3.38
Transaction related expenses	-4.57	0.00	0.00
Revaluation of warrants	-0.29	0.00	0.00
Effective tax rate	(0.62)%	—%	129.33%

The Company is a member of American Oncology Network, LLC, which is treated as a partnership for U.S. federal and certain state and local income taxes. As a partnership, American Oncology Network, LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by American Oncology

Network, LLC is passed through to and included in the taxable income of its members, including the Company, in accordance with the partnership agreement.

The Company is subject to U.S. federal income taxes, as well as certain state and local income taxes, on its allocable share of taxable income of American Oncology Network, LLC. Additionally, other corporate entities within the Company's structure are subject to income taxes. These corporate entities continue to generate losses and continue to maintain a valuation allowance against their net deferred tax assets.

Components of the net deferred tax assets and liabilities at December 31, 2023, 2022, and 2021 are as follows:

	As of December 31
	2023	2022
Deferred tax assets
Investment in partnership	$9,337	$—
Net operating loss carryforwards	10,092	6,589
Accrued expenses	160	165
Start-up costs	748	—
Gross deferred tax assets	20,337	6,754
Valuation allowance	(17,443)	(5,835)
Total deferred tax assets (after valuation allowance)	2,894	919

Deferred tax liabilities
Accounting method change	—	918
Fixed assets	—	1
Total deferred tax liabilities	—	919
Net deferred tax asset	$2,894	$—

As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $40.0 million and $38.6 million, respectively. As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of $25.4 million and $26.8 million, respectively. The federal NOL carryforwards can be carried forward indefinitely and the state NOL carryforwards begin to expire in 2028.

During the year ended December 31, 2023 and 2022, the Company recorded an increase in the valuation allowance of $11.6 million and $2.2 million, respectively. The increase is primarily related to additional tax losses generated during the year and the investment in the American Oncology Network, LLC partnership deferred tax asset recorded during the year. Since a portion of the investment in partnership deferred tax asset is considered to be capital in nature, it’s realizability is predicated on future capital gain income. Due to an insufficient history of capital gain income as well as limited projected future capital gain income, the Company has recorded a valuation allowance against the investment in partnership deferred tax asset considered to be capital in nature.

As of December 31, 2022 and 2021, there are no liabilities related to uncertain tax positions. The Company recognizes interest and penalties related to unrecognized tax liabilities as a component of income tax expense, if any. The Company recognized no material interest and penalties during the years ended December 31, 2023, 2022, and 2021 and had no accrued interest or penalties as of December 31, 2023 and 2022.

The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. The U.S. Federal and state and local tax returns are subject to examination for years 2019 and later. The Company does not currently have any open audits.

13.Leases
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
Right-of-use assets and lease liabilities consist of the following at December 31, 2023 and 2022:

	As of December 31, 2023	As of December 31, 2022
Assets
Operating lease right-of-use assets, net	$43,349	$43,724
Finance lease right-of-use assets, net (included in property and equipment, net)	5,794	1,998
Total right-of-use assets	$49,143	$45,722

Liabilities
Current
Current portion of operating lease liabilities	$6,692	$9,177
Current portion of finance lease liabilities (included in accrued other)	1,189	425
Total current lease liabilities	7,881	9,602
Long-term
Long-term operating lease liabilities	39,803	37,224
Long-term finance lease liabilities (included in other long-term liabilities)	4,548	1,619
Total lease liabilities	$52,232	$48,445
The components of lease costs recognized in the consolidated statements of operations and comprehensive loss consist of the following for the years ended December 31, 2023 and 2022 and are included in selling, general, and administrative expenses unless otherwise noted:

	Years Ended December 31,
	2023	2022
Operating lease costs	$11,193	$12,465
Finance lease costs
Amortization of finance lease right-of-use assets	538	523
Interest on finance lease liabilities (included in interest expense)	135	79
Variable lease costs	2,303	2,737
Total lease costs	$14,169	$15,804

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five years and thereafter recorded in the consolidated balance sheets for operating and finance leases as of December 31, 2023:

	Operating Lease	Finance Leases
2024	$9,458	$1,509
2025	9,652	1,487
2026	9,252	1,249
2027	8,036	1,185
2028	5,968	948
Thereafter	18,135	263
Total lease payments	60,501	6,641
Less: amount representing interest	(14,006)	(904)
Present value of lease liabilities	46,495	5,737
Less: current portion of lease liabilities	(6,692)	(1,189)
Long-term lease liabilities, net of current portion	$39,803	$4,548
The weighted-average remaining lease term as of December 31, 2023 and 2022 was 6.93 years and 5.68 years for operating leases and 4.76 years and 5.37 years for finance leases, respectively. The weighted-average discount rate as of December 31, 2023 and 2022 was 6.64% and 4.88% for operating leases and 6.30% and 3.60% for finance leases, respectively.
The cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,574	$12,590
Operating cash flows from finance leases	135	79
Financing cash flows from finance leases	593	426
ROU assets obtained in exchange for new operating lease liabilities	9,959	9,811
ROU assets obtained in exchange for new finance lease liabilities	4,290	-

14.Related Parties
Transactions Notes Receivable
The Company enters into promissory notes with physicians of the Company. The notes receivable balances are satisfied through cash payments or settlements through the physicians’ compensation as part of their employee agreement. The notes receivable are amortized over a 60-month period as a reduction of compensation. The notes bear interest at the Company’s incremental borrowing rate (7.18% at December 31, 2023 and 1.57% at December 31, 2022, respectively).

	As of December 31, 2023	As of December 31, 2022	Original Principal	Issue Date	Maturity Date
Notes receivable
Note 2	$656	$1,057	$5,355	5/1/2019	4/30/2024
Note 3	17	119	491	6/1/2019	5/31/2024
Note 6	-	351	1,111	5/22/2020	5/22/2023
Note 8	2,081	2,221	2,816	5/1/2020	5/1/2025
Note 9	-	125	125	1/24/2022	6/30/2023
Total notes receivables	$2,754	$3,873
Less: Current portion of notes receivable	$(1,604)	$(1,797)
Notes receivable, less current portion	$1,150	$2,076
Leases
The Company has operating leases for ten of the office facilities owned by employees of the Company. Total cash was approximately $2.7 million, $2.5 million, and $2.3 million paid for leases to related parties for the years ended December 31, 2023, 2022, and 2021, respectively.
Inventory Purchases/Concentration Risk
The Company purchases the majority of pharmaceuticals inventory from a subsidiary under common control of a Legacy AON Stockholder. During the years ended December 31, 2023, 2022, and 2021, the Company purchased from the related party approximately $1,064.0 million, $924.0 million, and $731.0 million respectively. These purchases were approximately 89%, 88% and 83% as a percentage of cost of revenue for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, the Company had $120.9 million and $102.1 million, respectively, included in accounts payable for invoices from the related party, representing 95% and 96% of accounts payable at each period-end, respectively.

15.Equity

Prior Period Presentation

For periods prior to the Reverse Recapitalization, AON LLC had equity and stock-based compensation described below authorized, issued and outstanding. As discussed in Note 1, upon the Closing of the Business Combination, Legacy AON Stockholders received Class A Common Stock, Class B Common Stock, or Class B Prefunded Warrants and AON LLC reclassified their existing Class A, Class A-1, and Class B Units into AON LLC Common Units, pursuant to the terms of the Business Combination Agreement.

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

The following table summarizes the changes to AON LLC’s Class A, Class A-1, and Class B Units for the years ended December 31, 2023, 2022, and 2021.

in thousands, except for share and per share amounts	Year ended December 31,
	2023	2022	2021
Class A Units, value
Beginning of Period	$7,725	$7,725	$7,725
Issuance of Units	—	—	—
Impact of the Reverse Recapitalization	(7,725)	—	—
End of Period	$—	$7,725	$7,725

Class A Units, units
Beginning of Period	19,495,376	19,495,376	19,495,376
Issuance of Units	—	—	—
Impact of the Reverse Recapitalization	(19,495,376)	—	—
End of Period	—	19,495,376	19,495,376

in thousands, except for share and per share amounts	Year ended December 31,
	2023	2022	2021
Class A-1 Units, value
Beginning of Period	$28,500	$28,500	$28,500
Issuance of Units	9,725	—	—
Impact of the Reverse Recapitalization	(38,225)	—	—
End of Period	$—	$28,500	$28,500

Class A-1 Units, units
Beginning of Period	1,842,520	1,842,520	1,842,520
Issuance of Units	1,157,725	—	—
Impact of the Reverse Recapitalization	(3,000,245)	—	—
End of Period	—	1,842,520	1,842,520

in thousands, except for share and per share amounts	Year ended December 31,
	2023	2022	2021
Class B Units, value
Beginning of Period	$80	$80	$60
Equity based compensation	10	—	—
Impact of the Reverse Recapitalization	(90)	—	20
End of Period	$—	$80	$80

Class B Units, units
Beginning of Period	4,703,628	4,703,628	3,218,336
Units Vested	910,548	—	1,485,292
Impact of the Reverse Recapitalization	(5,614,176)	—	—
End of Period	—	4,703,628	4,703,628

Class B-1 Units

In June and July of 2023, the Company granted a total of 415 AON LLC Class B-1 Units to certain employees under the 2017 Profits Interest Plan (the “Plan”). The Class B-1 Units vested upon the consummation of the Business Combination, therefore, $4.9 million of expense has been recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. Upon the closing of the Business Combination, the vested Class B-1 Units were reclassified to AON LLC Common Units and exchanged for newly issued shares of Class A Common Stock equal to the Per Company Unit Exchange Ratio, pursuant to the Business Combination Agreement, which resulted in the issuance of 1,047,343 shares of New AON Class A Common Stock.

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

The AON LLC Class C Units were contingently redeemable convertible preferred units and classified as mezzanine equity on the consolidated balance sheet as of June 30, 2023 because the units were redeemable five years from the issuance date, at the option of the holder. As of June 30, 2023, the AON LLC Class C Units were recorded at their initial carrying value, net of offering costs. The Class C Units were not being accreted to redemption value, as the redemption was not probable due to the removal of the redemption right pursuant to the Business Combination. See discussion below.

The Class C Units had primarily, but not materially, the same rights as the Series A Preferred Stock issued by the Company to AEA Growth Management LP, the parent of the AON Class C Preferred Investor, with the exception of the “AON LLC Class C Unit Redemption Right” and the “Class C Option to Purchase Additional Shares”, discussed below. Further, the Class C Units did not contain a mandatory conversion feature that allowed AON LLC to force the Class C Investor to convert the Class C Units into another equity unit in AON LLC and the Class C Units did not have a one time conversion price adjustment.

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

Class C Unit Option to Purchase Additional Units

In accordance with the terms of the Amended and Restated Class C Convertible Preferred Unit Purchase Agreement dated June 7, 2023, the Class C Preferred Investor had an option to purchase an additional 378 AON Class C Units until the Closing of the Business Combination at a purchase price of $26,423 per Unit (“Option Feature”). The Company determined that this Option Feature was required to be accounted for as a derivative in accordance with ASC 815. The fair value of the derivative was estimated to be $1.4 million as of June 30, 2023. The Class C Preferred Investor did not exercise this option prior to the Closing of the Business Combination. As a result, the Company recognized a gain of $1.4 million in other (expense) income, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. The Class C Unit Option expired as of the Closing of the Business Combination.

Series A Preferred Stock (Mezzanine Equity)

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which outside of the Company’s control). As a result, the Company has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. At the closing of the Business Combination, the Company exchanged existing AON LLC Class C Units for Series A Preferred Stock in the Company. Based on the qualitative changes to the instrument, this exchange is considered an extinguishment for accounting purposes, with the Company recording a deemed dividend of $2.1 million to account for the difference between the carrying value of the Class C Units and the fair value of the Series A Preferred Stock at the transaction date. This amount is reflected in the consolidated statements of mezzanine and stockholders’ equity as part of the reverse recapitalization, net. See further discussion on the PIK Dividend discussed below. The Series A Preferred Stock are not being accreted to redemption value, as the Series A Preferred Stock are not redeemable, nor are they probable of becoming redeemable.

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

The Company determined that the Anti-Dilution Feature met the definition of a derivative in accordance with ASC 815. The total loss on derivatives for the year ended December 31, 2023 relating to this feature is $9.8 million, and was recorded in other (expense) income, net in the consolidated statements of operations and comprehensive loss.

As a result of the Anti-Dilution Feature, upon the issuance of the Class C Units on June 7, 2023 and the Closing of the Business Combination on September 20, 2023, the Company issued an additional 174 and 284 Class A-1 Units, that were subsequently converted into 439,176 and 718,549 AON Common Units using the Per Company Unit Exchange Ratio, pursuant to the Business Combination Agreement. The total fair value of the issuance of additional Class A-1 shares on June 7, 2023 and September 20, 2023 was $2.5 million and $7.2 million, respectively, for a cumulative $9.7 million recorded as Class A-1 member equity in the consolidated statements of mezzanine and stockholders’ equity. Upon the Closing of the Business Combination, the Class A-1 Anti-dilution Feature was eliminated and the derivative liability was fully extinguished.

16.Earnings Per Unit

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock and represents the period from September 21, 2023 to December 31, 2023, the period where the Company had Class A and Class B common stock outstanding. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As such, basic and diluted loss per share is computed using the two-class method. For additional information, see Notes 1 and 2.

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

Net loss attributable to Class A Common Stockholders for basic and diluted earnings per share	$(5,542,929)
Series A Preferred Cumulative Dividends	(1,492,917)
Series A Preferred Deemed Dividend	(2,089,000)
Undistributed loss for basic earnings per share	$(9,124,846)
Weighted-average shares for basic earnings per share	6,685,515
Basic and Diluted loss per share of Class A Common Stock	$(1.36)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share for the period presented as they were anti-dilutive. Note that the Sponsor Earnouts are excluded from the calculation of weighted-average shares for diluted loss per share as the contingency had not been met as of the period end.

Series A Preferred Stock	6,651,610
Class B Common Stock	25,109,551
Class B Prefunded Warrants	3,000,245
Public and Private Warrants	14,450,833

17.Noncontrolling Interest

Legacy AON Stockholders own 28,109,796 AON LLC Common Units, equal to a 67.8% of the economic interest in AON LLC. Legacy AON Stockholders also own 25,109,551 shares of Class B Common Stock and 3,000,245 Class B Prefunded Warrants, which, together with the AON LLC Common Units, may be redeemed at the option of the Legacy AON Stockholder on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by New AON. If New AON elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than ten (10) business days after the redemption notice date. Upon the redemption of the AON LLC Common Units and Class B
Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. The redemption value is determined based on a five-day volume weighted average price (”VWAP”) of the Class A common shares, subject to customary conversion rate adjustments for share splits, share dividends, and similar events affecting Class A Common Stock.

When applying SEC guidance concerning mezzanine classification, the Company understands that due to the NCI holders having control of the Board, if there is a sequence of remotely possible events that could trigger a redemption, this requires the instrument to be classified as temporary equity, without any regard to probability. Accordingly, though the redemption would require such a remotely possible sequence of events, and such remote sequence of events would also require, in management’s view, the Company to take extraordinary actions in order to allow such sequence of events to be remotely possible, the noncontrolling interest is currently classified as temporary equity. In the event that the Legacy AON Stockholders own less than 50% of the outstanding economic interest in AON LLC Common Units due to future redemptions, the noncontrolling interest will be presented as permanent equity.

The redeemable noncontrolling interest is recognized at the greater of (1) its initial fair value plus accumulated earnings/(losses) associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At December 31, 2023, the redeemable noncontrolling interest was recorded based on its redemption value of $167.0 million which was greater than its carrying value by $160.7 million. This measurement adjustment decreased additional paid in capital by $17.6 million and retained earnings (deficit) by $143.1 million.

The following table summarizes the economic ownership of AON LLC, for the period beginning September 20, 2023, the Closing Date of the Reverse Recapitalization, and ending December 31, 2023 (Refer to Note 1).

	Period beginning September 20, 2023 and ending December 31, 2023
	AON LLC Units
	AON Inc.	Legacy AON Stockholders	Total
Beginning of Period	—	—	—
Common Units Issued as of Reverse Recapitalization(1)	6,692,979	28,109,796	34,802,775
Additional Common Units Issued	191	—	191
Repurchases of Common Units	(14,729)	—	(14,729)
Total Common Units as of December 31, 2023	6,678,441	28,109,796	34,788,237
Series A Preferred Units Issued	6,651,610	—	6,651,610
Total Units Issued	13,330,051	28,109,796	41,439,847
End of Period	13,330,051	28,109,796	41,439,847
Allocation of income to controlling and noncontrolling interests	32.2%	67.8%	100.0%
Allocation of losses to controlling and noncontrolling interests(2)	19.2%	80.8%	100.0%
(1) The 6,692,979 of AON Inc. Common Units issued as of the Reverse Recapitalization excludes 2,839,375 units, which is equivalent to the number of Sponsor Earnout Shares, that do not participate in profits and losses and are not included in the controlling interest percentage.

(2) As discussed in Note 15, Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As a result, the consolidated net loss of AON LLC, during the period of September 21, 2023 through December 31, 2023, were allocated to the NCI to reflect the absorption of the Legacy AON Stockholders to a portion of the consolidated net loss of AON LLC. Net losses were not attributed to Series A Preferred Stock.

18.Commitments and Contingencies
Florida Cancer Specialists Service
In October 2017, the Company entered into a Services Agreement (“Agreement’) with Florida Cancer Specialists, P.L. (“FCS”). FCS provides certain medical services and practice management and administration services to the various physician practices. These services included but were not limited to insurance billing, collections, accounts payable, purchasing, payroll processing, and compliance and coding support. The initial agreement had a five-year term which renewed annually unless either party terminated with twelve months written notice. Fees for services were based on a percentage of full-time equivalent (“FTE”) revenue, as defined, subject to a maximum percentage per FTE at defined revenue levels. For the year ended December 31, 2021, AON Partners and Partners of Maryland collectively incurred costs of approximately $4.7 million related to this Agreement which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. As additional security for payments under the Agreement, AON LLC deposited $1.0 million with FCS. During 2021, the agreement was terminated, and the Company settled with FCS.
Contingencies
The Company, through its arrangements with certain contracts, is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kick- back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures they believe will assure that the Company is in substantial compliance with these laws. From time to time, the Company may receive requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. Management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is complying in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s consolidated financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare Program.
The Company and its affiliates are subject to various legal proceedings and claims arising in the normal course of their business. In the opinion of management, the amount of the ultimate liability, if any, with respect to these lawsuits and claims will not have a material effect on the consolidated financial statements of the Company.

19.Professional Liability Insurance
The Company has purchased claims-made professional liability insurance coverage through December 31, 2023 and 2022, covering up to $1.0 million per incident and $3.0 million in annual aggregate for each physician and covering up to $2.0 million per incident and $4.0 million in the aggregate at the entity level. The policy does not require a deductible per incident. As of December 31, 2023 and 2022, the gross malpractice insurance recovery balance was $2.8 million and $2.2 million, respectively, and the malpractice insurance reserve liability balance totaled $4.7 million and $3.7 million, respectively. The Company has a net retail liability of approximately $1.9 million and $1.6 million, respectively, for claims arising from incidents prior to December 31, 2023 and 2022 that are not yet reported as of December 31, 2023 and 2022.

20.Subsequent Events
Subsequent to December 31, 2023, under the Company’s 2023 Incentive Equity Plan, which was adopted by the Board of Directors and approved by stockholders in connection with the Business Combination, the Company granted 3.5 million shares of Common Stock in the form of restricted stock units (“RSUs”) to employees. The RSUs are valued using the closing price of a share of the Company’s Common Stock on the grant date. Portions of the RSUs granted subsequent to December 31, 2023 vested immediately on the grant date and remaining portions will vest over one to two years following the grant date. Approximately 1.8 million shares vested during the three months ended March 31, 2024 resulting in a total vest date value of $10.5 million, and 0.5 million shares were withheld to cover withholding taxes of approximately $3.2 million. The weighted average grant date fair value of the RSUs was $5.75 per share and the Company expects to record a stock-based compensation charge of approximately $11.9 million related to these RSUs during the three months ended March 31, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.
Discussion of Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

We previously identified material weaknesses in our internal control over financial reporting. We have concluded that these material weaknesses continue to exist as of December 31, 2023.

The material weaknesses that AON identified were as follows:

•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient complement of resources resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

•The Company did not effectively design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•The Company did not design and maintain effective controls to identify, analyze, account for and disclose non-routine, unusual or complex transactions. Specifically, the Company did not design and maintain controls to account for its business combinations, asset acquisitions, clinical trial agreements, and related party transactions.

•The Company did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete and accurate financial accounting, reporting and disclosures. Additionally, the

Company did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.

•The Company did not design and maintain effective controls to achieve complete, accurate, and timely accounting of accrued liabilities.

•The Company did not design and maintain effective controls to achieve complete, accurate, and timely accounting of revenue and accounts receivable. Specifically, the Company did not design and maintain controls over the inputs, assumptions, and calculations to develop our contractual allowances.

•The Company did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, the Company did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.
Remediation Activities

The Company is in the process of designing and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies which led to the material weaknesses. The Company’s remediation measures are ongoing and include the following:

•The Company enhanced the technical capabilities of its accounting department via the hiring of an SEC Reporting Manager and intends to seek additional opportunities to further expand its full-time accounting leadership team going forward. Furthermore, the Company will continue to leverage third-party consultants for its technical accounting needs whenever specific technical accounting competencies are required;

•Management continues to enhance its review process for unusual, non-routine or complex transactions;

•During 2023, management collaborated with outside consultants possessing significant financial reporting and internal control expertise to perform an extensive review of the design of the Company's internal controls over financial reporting. This review included a control design gap analysis and the development of corresponding remediation plans for control design gaps identified. These control design gaps and corresponding remediation plans included, but were not limited to, the following: improvements to the financial close and reporting process, accounting for contractual allowances related to revenue recognition, the identification of related party transactions, and the timely development of quality estimates related to accrued liabilities;

•Management is gaining a better understanding of system functionality through the review of permissions and profiles to be executed during the periodic user access reviews to be conducted going forward for each IT application that is significant to the Company's financial reporting objectives, and intends subsequently reconfigure profiles with appropriate permissions to better align with job responsibilities and enforce segregation of duties;

•The Company enhanced its financial close process by introducing additional layers of independent reviews by appropriately qualified individuals and improving the precision and timeliness of reviews applied to various period-end activities and financial result analyses, including journal entries and account reconciliations. Additionally, the Company is developing evidence of review standards to be consistently applied to its various period-end control activities going forward, thereby requiring control owners to formally document the operation of these controls; and

•The Company continues to design and implement a broad suite of ITGCs over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing. During 2024, the Company intends to continue improving its ITGC environment by more uniformly applying password parameter requirements across its base of IT applications that are significant to its financial reporting objectives, as well as by enhancing the precision of its periodic user access reviews for these systems.

AON has begun the process to remediate its identified material weaknesses as detailed above. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. These remediation activities are being done in conjunction with our adoption of the requirements Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2024. We will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations as it relates to reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K.

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on September 20, 2023, pursuant to which we acquired American Oncology Network, LLC. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by Regulation S-K Item 308(b).

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2023 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements: The Consolidated Financial Statements of American Oncology Network, Inc. are set forth in Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules: Not applicable.

(3) Exhibits: The exhibits listed in the accompanying Exhibit Index are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements listed as exhibits to this Form 10-K (including the exhibits to such agreements), which have been filed to provide investors with information regarding their terms, contain various representations, warranties, and covenants of American Oncology Network, Inc. and the other parties thereto. They are not intended to provide factual information about any of the parties thereto or any subsidiaries of the parties thereto. The assertions embodied in those representations, warranties, and covenants were made for purposes of each of the agreements, solely for the benefit of the parties thereto. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a security holder might view as material, or may have been made for purposes of allocating contractual risk among the parties rather than establishing matters as facts. Investors should not view the representations, warranties, and covenants in the agreements (or any description thereof) as disclosures with respect to the actual state of facts concerning the business, operations, or condition of any of the parties to the agreements (or their subsidiaries) and should not rely on them as such. In addition, information in any such representations, warranties, or covenants may change after the dates covered by such provisions, which subsequent information may or may not be fully reflected in the public disclosures of the parties. In any event, investors should read the agreements together with the other information concerning American Oncology Network, Inc. contained in reports and statements that we file with the SEC.

EXHIBIT INDEX

2.1†
Third Amended and Restated Business Combination Agreement, dated as of June 14, 2023, by and between Digital Transformation Opportunities Corp., American Oncology Network, LLC, GEF AON Holdings Corp. and DTOC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 14, 2023).

3.1†	American Oncology Network, LLC Fourth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 26, 2023).
3.2	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed September 26, 2023).
3.3	Amended and Restated Bylaws of American Oncology Network, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on September 26, 2023).
3.4	Certificate of Designations of Series A Preferred Stock of American Oncology Network, Inc. (incorporated by reference to Exhibit 3.4 on Form 8-K filed on September 26, 2023).
4.1	Form of Class B Warrant (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-1, filed with the SEC on October 13, 2023).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1, filed with the SEC on March 1, 2021).
4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-1, filed with the SEC on March 1, 2021).
4.4
Warrant Agreement, dated March 9, 2021, between Continental Stock Transfer & Trust Company and Digital Transformation Opportunities Corp. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1, filed with the SEC on March 12, 2021).

4.5*	Description of Securities
10.1
Amended and Restated Sponsor Support Agreement dated as of January 6, 2023 by and among AON, New AON and the Sponsor Supporting Shareholders. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2023).

10.2
Amended & Restated Registration Rights Agreement dated as of September 20, 2023, by and New AON, the Sponsor and certain key stockholders of New AON. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 26, 2023).

10.3
Private Placement Warrant Purchase Agreement, dated March 9, 2021, between Digital Transformation Opportunities Corp. and Digital Transformation Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 12, 2021).

10.4
Master Services Agreement Between American Oncology Management Company, LLC and American Oncology Partners, P.A., dated July 1, 2018 (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4/A filed July 14, 2023).

10.5
Master Services Agreement Between American Oncology Management Company, LLC and American Oncology Partners of Maryland, P.A., dated January 1, 2020 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4/A filed July 14, 2023).

10.6	American Oncology Network, Inc. 2023 Incentive Equity Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 26, 2023).
21.1	Subsidiaries of American Oncology Network (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on September 26, 2023).
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of American Oncology Network, Inc.
31.1*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Executive Compensation Clawback Policy
99.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-1, filed with the SEC on October 13, 2023
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
* Filed herewith
** Furnished herewith
† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary
None.

Signatures

Pursuant to the requirements of the Securities and Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2024

AMERICAN ONCOLOGY NETWORK, INC.

	By:	/s/ Todd Schonherz
	Name:	Todd Schonherz
	Title:	Chief Executive Officer

We, the undersigned officers and directors of American Oncology Network, Inc. hereby severally constitute and appoint Todd Schonherz and David Gould, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all.to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange things in our names and on our behalf in such capacities to enable American Oncology Network, Inc Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Schonherz	Chief Executive Officer	March 28, 2024
Todd Schonherz

/s/ David Gould	Chief Financial Officer	March 28, 2024
David Gould

/s/ Fred Divers, MD	Chief Medical Officer and Director	March 28, 2024
Stephen “Fred” Divers, MD

/s/ Bradley Fluegel	Director	March 28, 2024
Bradley Fluegel

/s/ James Stith	Director	March 28, 2024
James Stith

/s/ Ravi Sarin	Director	March 28, 2024
Ravi Sarin