Form 10-K/A
period 2023-12-31
American Oncology Network, Inc.
filed 2024-04-29
CIK 1839998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

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

As of April 16, 2024, the registrant had outstanding 12,430,936 shares of Class A common stock, inclusive of the Sponsor Earnout shares, and 23,725,998 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023 originally filed on March 28, 2024 (the “Original Filing”) by American Oncology Network, Inc., a Delaware corporation (referred to herein as the “Company”, “we”, “our”, “us” or “AON”). AON is filing this Amendment to present the information required by Part III of Form 10-K as AON will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2023. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and AON has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Amendment should be read in conjunction with the Original Filing and the AON’s other filings with the Securities and Exchange Commission (“SEC”).

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (the “Board”) (ages as of the date of this report):

	Name	Age	Position
Executive Officers	Todd Schonherz	55	Chief Executive Officer; Class III Director
	David H. Gould	53	Chief Financial Officer
	Stephen “Fred” Divers, MD	51	Chief Medical Officer; Class II Director
	Erica Mallon	35	General Counsel
Directors	Bradley Fluegel	62	Class III Director
	Ravi Sarin	42	Class III Director
	James Stith	40	Class I Director
	William J. Valle	63	Class I Director

Todd Schonherz has over 30 years of healthcare experience and has served as our Chief Executive Officer since the closing of the Business Combination in September 2023. Mr. Schonherz has served as the Chief Executive Officer of American Oncology Network, LLC (“AON LLC”) since 2021 and was previously President & Chief Operating Officer of AON LLC since its inception in 2017 to 2021. Previously, he was Chief Operating Officer of Florida Cancer Specialists (“FCS”). Prior to his role as COO of FCS in 2011, Mr. Schonherz was Senior Vice President and Chief Information Officer for US Oncology from 1999 to 2010. Mr. Schonherz’ consulting and management experience in healthcare information technology includes positions with Datamedic Corporation (acquired by VitalWorks and later Amicas Corporation), Multum Corporation (acquired by Cerner Corporation), and MedE America (acquired by WebMD and later HLTH Corporation). Mr. Schonherz received a bachelor’s degree in health policy and administration from Pennsylvania State University. Mr. Schonherz has presented at national industry conferences including multiple Community Oncology Alliance (“COA”) conferences as well as national and regional information technology conferences. We believe Mr. Schonherz’s 30 years of healthcare experience gives him a thorough understanding of all aspects of our business and operations and qualifies him to serve our Board of Directors.

David H. Gould has served as our Chief Financial Officer since the closing of the Business Combination in September 2023 and has served as Chief Financial Officer at AON LLC since September 2020. Prior to joining AON LLC, David was employed at ApolloMD from March 2016 through September 2020, including serving as its Chief Financial Officer from February 2018 to September 2020. Prior to joining ApolloMD, David served approximately 10 years in progressively senior positions and ultimately as the Vice President of Finance and Assistant Treasurer at Cumulus Media. Prior to that, he held financial management roles with both publicly traded and private companies within the healthcare industry. David started his career in public accounting with the national audit firm of Ernst & Young out of their Washington, D.C. office. David holds a Bachelor of Science in Accounting from University of Maryland.

Stephen “Fred” Divers, MD has served as our Chief Medical Officer since the closing of the Business Combination in September 2023 and has been AON LLC’s Chief Medical Officer since 2022. In addition, since 2018, Dr. Divers is a Medical Oncologist with Genesis Cancer and Blood Institute, one of the first practices to join the AON network. In July 2020, Mr. Divers was named Advisory Board Chairman. Dr. Divers has provided physician leadership as a member of several national committees and currently serves on the Board of Directors for COA. He attended medical school at the Louisiana State University School of Medicine. He completed his residency at the University of North Carolina and a fellowship at the University of Alabama at Birmingham Cancer Center. We believe that Dr. Diver’s experience as an executive and his breadth of knowledge and valuable understanding of oncology care qualifies him to serve on our Board of Directors.

Erica Mallon is a healthcare-specialized attorney with nearly a decade of transactional and regulatory experience and has served as AON’s General Counsel since the closing of the Business Combination in September 2023. Ms. Mallon has served as AON LLC’s General Counsel since May 2021. Prior to joining AON LLC, from June 2018 to May 2021, Ms. Mallon served as in-house counsel at Greenway Health, an electronic health record vendor. During her time at Greenway, Ms. Mallon focused on strategic relationships and compliance with healthcare regulations and was instrumental in the negotiation, implementation, and ongoing compliance with Greenway’s Corporate Integrity Agreement. Prior to her tenure at Greenway, Ms. Mallon worked as an attorney in the healthcare group of Carlton Fields, P.A. Ms. Mallon holds a Bachelor of Science degree in Journalism with dual minors in Business and Political Science from Ohio University and a law degree from the Drexel University Thomas R. Kline School of Law.

Bradley Fluegel has served on our Board of Directors since the closing of the Business Combination in September 2023, and prior to that, served on the board of directors of Digital Transformation Opportunities Corp. (“DTOC”) since DTOC’s initial public offering (the “IPO”). Mr. Fluegel currently advises a number of technology-enabled healthcare companies including Interwell Health Inc., Galileo Inc., Hims Inc., Pager Inc., and VillageMD Chicago, LLC. From October 2012 to January 2018, Mr. Fluegel was the Senior Vice President, Chief Healthcare Commercial Market Development Officer and Chief Strategy and Business Development Officer for Walgreens Company. Prior to Walgreens, Mr. Fluegel served as an executive in residence at Health Evolution Partners from April 2011 to September 2012, Executive Vice President and Chief Strategy and External Affairs Officer of Anthem Inc. from October 2007 to December 2010, Senior Vice President of National Accounts and Vice President of Enterprise Strategy at Aetna Inc. from March 2005 to September 2007, and Chief Executive Officer for Reden & Anders (Optum Consulting) from October 2002 to February 2005. Mr. Fluegel currently serves on the board of directors of MJHS in New York City, Performant Financial Corporation, AdhereHealth LLC, Premera Blue Cross, and NeuroMetrix. Mr. Fluegel also previously served on the board of directors of Fitbit, Alight Solutions, and Itamar Medical. Mr. Fluegel earned a MPP from Harvard University’s Kennedy School of Government and a BBA from the University of Washington. Mr. Fluegel also serves as a lecturer at the University of Pennsylvania’s Wharton School of Business. We believe Mr. Fluegel’s public company experience and expertise in accounting matters is valuable to the Company.

Ravi Sarin has served on our Board of Directors since the closing of the Business Combination in September 2023. Mr. Sarin is Co-Head and Founding Partner of AEA Growth since 2021. Mr. Sarin is also the Founder and Managing Partner of ROCA Partners, a growth equity investment firm focused on tech-enabled services, software and healthcare services companies, which he founded in 2015. Previously, he was a Principal in the Private Equity Group at Ares Management from 2009 to 2015. At Ares, Mr. Sarin helped lead investments in healthcare services among a few other sectors. Prior to Ares, Mr. Sarin was a private equity investor at Bain Capital and a consultant at Bain & Company. Mr. Sarin currently serves on the boards of directors of several companies including AS Software, Bespoke Partners, Cenegenics and Commonwealth Pain & Spine and previously served on the board of directors of a number of companies including Floor & Decor, Jacuzzi Brands, Ob Hospitalist Group, Oceans Healthcare, Riviera Partners, True Blue Car Wash and Unified Women's Healthcare. Mr. Sarin also previously served on the board of directors of The Oncology Institute. Mr. Sarin received a B.S. in Electrical Engineering and a M.S. in Management Science & Engineering from Stanford University and an M.B.A. from Harvard Business School. Mr. Sarin was selected to serve on our Board of Directors due to his experience working with and serving as a director of a number of healthcare services companies.

James Stith has served on our Board of Directors since the closing of the Business Combination in September 2023, and has served as a Director on AON LLC's Board of Managers since June 2023. Since 2021, Mr. Stith has served as a Partner at AEA Growth Management LP (“AEA Growth”), a private equity growth fund managed by AEA Investors LP, a global investment firm. From 2016 to 2021, Mr. Stith served as Co-founder and Partner at ROCA Partners, a growth equity investment firm. Prior to ROCA Partners, Mr. Stith served as an M&A executive at IAC/InterActiveCorp (a publicly-traded portfolio of consumer media and technology companies), a private equity investor at Ares Management (a global alternative investment manager), and an investment banker at Lehman Brothers (a former global financial services firm). Mr. Stith holds a B.A. in Economics and International Relations from the University of Pennsylvania. We believe Mr. Stith's extensive experience in growth equity and healthcare investing qualifies him to serve on our Board of Directors.

William J. Valle has served on our Board of Directors since April 19, 2024. Mr. Valle served as Chief Executive Officer and a board member of Fresenius Medical Care, a leading provider of dialysis products and comprehensive chronic kidney disease care, from 2017 to 2023. Mr. Valle was also previously the President and Chief Executive Officer of Strategic Advisory Services at Innovative Health Strategies, LLC. Mr. Valle has also served on the board of directors of multiple healthcare companies, including Interwell Health and Sound Physicians. We believe Mr. Valle’s experience as a board member for multiple healthcare companies and as a healthcare executive qualifies him to serve on our Board of Directors and is valuable to the Company.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen to be a director or officer.

Code of Ethics

The Board has adopted a Code of Conduct and Ethics that applies to all of its employees, officers and directors, including its principal executive officer, principal financial officer, controller and other executive and senior financial officers. The full text of AON’s Code of Conduct and Ethics is posted on the Corporate Governance portion of AON’s website. When applicable, AON will post amendments to its Code of Business Conduct and Ethics or waivers of its Code of Business Conduct and Ethics for directors and officers on the same website.

Clawback Policy

The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and the Nasdaq Stock Market LLC (“Nasdaq”) has adopted listing standards consistent with the SEC rules. In compliance with those standards, we have adopted an incentive compensation recoupment policy, or “clawback” policy, which applies to our executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder, who were employed by the Company during the applicable recovery period. Under the policy, in the event that the financial results upon which a cash or equity-based incentive award was predicated become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate payout gives retroactive effect to the financial results as restated. The Company may not indemnify any such covered officer against the loss of such recovered compensation. Our clawback policy is filed in this Annual Report on Form 10-K as Exhibit 97.

Board Composition

AON’s business and affairs are managed under the direction of its Board.

The AON Board is divided into three classes, designated as Class I, Class II and Class III. The directors first elected to Class I will hold office for a term expiring at the first annual meeting of stockholders following the consummation of the Business Combination; the directors first elected to Class II will hold office for a term expiring at the second annual meeting of stockholders following the consummation of the Business Combination; and the directors first elected to Class III will hold office for a term expiring at the third annual meeting of stockholders following the consummation of the Business Combination. At each succeeding annual meeting of the stockholders of AON, the successors to the class of directors whose term expires at that meeting will be elected by plurality vote of all votes cast at such meeting to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Currently, there are two Class II director vacancies.

Committees of the AON Board of Directors

The AON Board has an audit committee, compensation committee and nominating and corporate governance committee. The composition and responsibilities of each of the committees of the AON Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by the AON Board. The AON Board may from time to time establish other committees. AON’s Chief Executive Officer and other executive officers will regularly report to the non-executive directors and each standing committee to ensure effective and efficient oversight of its activities and to assist in proper risk management and the ongoing evaluation of management controls.

Audit Committee

Bradley Fluegel, James Stith and Ravi Sarin serve as members of our audit committee (the “Audit Committee”). Under the Nasdaq listing standards and applicable SEC rules, all the directors on the Audit Committee must be independent; our board of directors has determined that each of Bradley Fluegel, James Stith and Ravi Sarin are independent under the Nasdaq listing standards and applicable SEC rules. Bradley Fluegel serves as the Chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our board of directors has determined that Bradley Fluegel qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee is responsible for, among other things:

•overseeing and monitoring the quality and integrity of financial statements and the performance of our internal audit function;
•selecting a qualified firm to serve as the independent registered public accounting firm to audit AON’s financial statements;
•helping to ensure the independence and evaluating and overseeing the performance of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, AON’s interim and year-end financial statements;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing and overseeing AON’s policies on risk assessment and risk management, including enterprise risk management;
•reviewing the adequacy and effectiveness of accounting principles, accounting policies, internal financial and accounting control policies and procedures and AON’s disclosure controls and procedures and ensuring compliance with legal and regulatory requirements; and
•approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The AON Board has adopted a written charter for the Audit Committee which is available on AON’s website.

Compensation Committee

James Stith, Bradley Fluegel, and Ravi Sarin serve as members of our compensation committee (the “Compensation Committee”). Under the Nasdaq listing standards, we are required to have a Compensation Committee composed entirely of independent directors; our Board of Directors has determined that each of James Stith, Bradley Fluegel, and Ravi Sarin are independent. James Stith serves as Chairman of the Compensation Committee. AON’s Compensation Committee is responsible for, among other things:

•reviewing, approving and determining the compensation of AON’s executive officers;
•reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the AON Board or any committee thereof;
•administering AON’s equity compensation plans;
•reviewing, approving and, in certain situations, making recommendations to the AON Board regarding incentive compensation and equity compensation plans; and
•establishing and reviewing general policies relating to compensation and benefits of AON’s employees.

The AON Board has adopted a written charter for the Compensation Committee, which is available on AON’s website.

Nominating and Corporate Governance Committee

Ravi Sarin, Bradley Fluegel and James Stith serve as members of our Nominating and Corporate Governance Committee. Under the Nasdaq listing standards, we are required to have a nominating and corporate governance committee composed entirely of independent directors; our Board of Directors has determined that each of Ravi Sarin, Bradley Fluegel and James Stith are independent. Ravi Sarin serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things:

•identifying, evaluating and selecting, or making recommendations to the AON Board regarding, nominees for election to the AON Board and its committees consistent with criteria approved by the AON Board;
•evaluating the performance of the AON Board, individual directors and management of AON;
•considering, and making recommendations to the AON Board regarding the composition of the AON Board and its committees;
•reviewing developments in corporate governance practices;
•evaluating the adequacy of the corporate governance practices and reporting;
•reviewing related party transactions; and
•developing, and making recommendations to the AON Board regarding, corporate governance guidelines and matters.

The AON Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on AON’s website.

Compensation Committee Interlocks and Insider Participation

None of the AON officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Company Board.

Role of the AON Board in Risk Oversight

The AON Board has extensive involvement in the oversight of risk management related to AON and its business as a whole, including its strategy, business performance, capital structure, management selection, compensation programs, shareholder engagement, corporate reputation, ESG matters, and ethical business practices. The AON Board will discharge various aspects of its oversight responsibilities through its standing committees, which in turn will report to it regularly regarding their activities. The Audit Committee will represent the AON Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of AON’s financial statements and the surveillance of administrative and financial controls, as well as enterprise risk management, cyber risk and review of related party transactions.

Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for the AON Board all areas of risk and the appropriate mitigating factors. The governance committee will provide oversight over compliance with legal and regulatory requirements, ethics and whistleblower matters. The Compensation Committee will review the Company’s incentive compensation arrangements to determine whether they encourage excessive risk-taking and discuss with management the relationship between risk management policies and practices and compensation. The Nominating and Corporate Governance Committee will assist the AON Board in the discharge of its responsibilities relating to the evaluation of nominations for director elections and re-elections. In addition, the AON Board will receive periodic detailed operating performance reviews from management.

Insider Trading Policy

The Board has adopted an insider trading policy (the “Insider Trading Policy”) that governs the purchase, sale, or disposition of the Company’s securities the handling of material nonpublic information and confidential information about the Company and the companies with which the Company engages in transactions or does business.

Hedging Policy

The Company has established a policy broadly prohibiting our employees and directors from engaging in hedging activities (or activities that are designed to hedge) with respect to securities of the Company (including prepaid variable forward contracts, equity swaps, collars, and exchange funds).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were timely filed during the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of AON. This discussion may contain forward-looking statements that are based on AON’s current plans, considerations, expectations and determinations regarding future compensation programs.

Executive and Director Compensation of AON

As a “smaller reporting company,” as such term is defined in the rules promulgated under the Securities Act of 1933 (the “Securities Act”), we are permitted to limit reporting of executive compensation to our principal executive officer and our two other most highly compensated executive officers.

Our executive compensation program is designed to attract, motivate and retain high quality leadership and incentivize our executive officers to achieve performance goals over the short-and long-term, which also aligns the interests of our executive officers with those of our stockholders.

Our named executive officers (or “NEOs”) for the fiscal year ended December 31, 2023, which consist of our principal executive officer and our two other most highly compensated executive officers were:

•Todd Schonherz, Chief Executive Officer and Director;
•Stephen “Fred” Divers, M.D., Chief Medical Officer and Director; and
•David Gould, Chief Financial Officer

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Other Compensation	Total
Todd Schonherz, Chief Executive Officer (1)	2023	$718,932	$1,500,000	$—	$30,559	$2,249,491
	2022	$698,375	$192,500	$—	$28,103	$918,978
David Gould, Chief Financial Officer	2023	$367,860	$1,365,000	$—	$—	$1,732,860
	2022	$317,310	$41,614	$—	$—	$358,924
Stephen “Fred” Divers, M.D., Chief Medical Officer (2)	2023	$458,300	$200,000	$1,041,953	$—	$1,700,253
	2022	$416,667	$—	$1,236,368	$—	$1,653,035
(1) For fiscal year 2023 and 2022, other compensation for Mr. Schonherz includes $16,800 for an automobile allowance.

(2) Reported amount consists of performance payment paid to Dr. Divers in connection with his performance as a practicing physician. Dr. Divers was appointed to Chief Medical Officer on April 1, 2022.

Narrative Disclosure to Summary Compensation Table

The following describes the material elements of our compensation program for the fiscal year ended December 31, 2023 as applicable to our NEOs and reflected in the Summary Compensation Table above.

Base Salary

Base salaries for our executive officers were established primarily based on individual negotiations with the executive officers when they joined us. In determining compensation for our executive officers, we considered salaries provided to executive officers of similarly situated companies in the healthcare industry, each executive officer’s anticipated role criticality relative to others at the Company and our determination of the essential need to attract and retain these executive officers.

Employee Benefits and Perquisites

We provide health, dental, vision, life and disability insurance benefits to our NEOs, on the same terms and conditions as provided to our other employees. We provide an automobile allowance to select executive officers as well as small incidental reimbursements for certain personal expenses such as travel costs and mobile devices.

Retirement Benefits

401(k) Plan. We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Internal Revenue Code (the “Code”) limits, which are updated annually. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions.
Employees are immediately and fully vested in their own contributions. The Company may elect to make matching or other contributions into participant’s individual accounts. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

Employment Agreements

On April 1, 2021, we entered into an employment agreement with Mr. Schonherz (the “Schonherz Employment Agreement”), pursuant to which he agreed to serve as our Chief Executive Officer. The Schonherz Employment Agreement has an initial term through March 31, 2026 and automatically renews for one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement. Pursuant to the Schonherz Employment Agreement, Mr. Schonherz is entitled to receive an annual base salary of $675,000 per year (the “Base Salary”). Mr. Schonherz’s Base Salary is increased on an annual basis in the amount of three percent of the previous calendar year’s Base Salary on January 1 of each year during the term and any renewal term under the Schonherz Employment Agreement.
The Schonherz Employment Agreement also provides that Mr. Schonherz is eligible for an annual cash bonus based upon achievement of annual performance goals for Mr. Schonherz and/or the Company determined by the Board each year. Mr. Schonherz’s annual fully-earned bonus opportunity is equal to a minimum of $275,000 for 2021 and will be determined by the Board for subsequent years.

We do not have an employment agreement with Dr. Divers in connection with employment as Chief Medical Officer.

On July 28, 2020, we entered into an offer letter with David Gould, pursuant to which he agreed to serve as our Chief Financial Officer with a start date of September 17, 2020 (the “Gould Offer Letter”). Under the Gould Offer Letter, Mr. Gould is eligible for a base salary of $300,000. The Gould Offer Letter also provides that Mr. Gould is eligible for an annual salary increase and an annual cash bonus based upon achievement of annual performance goals for Mr. Gould and/or the Company of up to 20% of Mr. Gould’s base salary, with a stretch opportunity up to 25% of Mr. Gould’s base salary.

Outstanding Equity Awards at Fiscal Year-End 2023

There were no outstanding equity awards held by the NEOs at December 31, 2023.

Potential Payments Upon Termination or Change in Control

Todd Schonherz
Under the terms of his employment agreement, if Mr. Schonherz’s employment is terminated by AON without cause or by Mr. Schonherz for good reason (as such terms are defined in the Schonherz Employment Agreement), then Mr. Schonherz will become eligible to receive the following benefits for a period of twelve (12) months after the effective date of his termination or until he obtains and commences other employment, whichever occurs first:

•monthly payments equal to (a) his monthly base salary in effect immediately prior to termination, plus (b) an amount equal to one-twelfth of his performance bonus which was paid or is to be paid to him under the Schonherz Employment Agreement for prior calendar year; and

•monthly insurance stipend payments equal to aggregate insurance premiums paid by AON to provide health, dental, vision, and disability insurance benefits for him of the effective date of termination, calculated as a monthly amount.

Stephen “Fred” Divers
No payments are due to Dr. Divers upon a termination or change in control.

David Gould
Under the terms of his employment letter, upon a termination without cause, Mr. Gould is entitled to twelve (12) months of base salary.

Director Compensation
During the year ended December 31, 2023, the Company did not have non-employee director compensation program and our directors were not compensated in connection with their service on the Board in fiscal year 2023. The Company expects to adopt a director compensation policy during the 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of AON common stock as of April 16, 2024, a recent practicable date prior to the date of this Amendment for:

•each person known who is the beneficial owner of more than five percent (5%) of the outstanding shares of AON Class A Common Stock, Class B Common Stock and Series A Preferred Stock;
•each member of the Board and each of AON’s NEOs (including former executive officer Bradley Prechtl), who is an NEO of AON as of the end of the last fiscal year;
•all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or the right to acquire such power within 60 days.

As of April 16, 2024 there were (i) 12,430,936 shares of AON Class A Common Stock issued and outstanding, which includes 2,839,375 of the shares of AON Class A Common Stock (the “Sponsor Earnout Shares”) held by Digital Transformation Sponsor LLC (the “Sponsor”), (ii) 23,725,998 shares of AON Class B Common Stock issued and outstanding, which excludes 3,000,245 Class B Warrants and (iii) 6,651,610 shares of Series A Preferred Stock issued and outstanding, which votes on an as-converted basis equal to 6,651,610 shares of Class A Common Stock.

Unless otherwise indicated, the Company believes that all persons named below have sole voting and investment power with respect to the voting securities indicated in the table below and the corresponding footnotes as being beneficially owned by them.

	Number of shares of AON Class A Common Stock	% of Class A Common Stock	Number of shares of AON Class B Common Stock	% of Class B Common Stock	Voting Power (5)	% Voting Power (5)
AON Directors and Named Executive Officers (1):
Todd Schonherz	—	—%	869,459	3.7%	869,459	2.0%
David Gould	—	—%	—	—%	—	—%
Stephen “Fred” Divers, MD	94,969	0.8%	63,857	*%	158,826	*%
Erica Mallon	—	—%	—	—%	—	—%
James Stith	—	—%	—	—%	—	—%
Bradley Fluegel	25,000	*%	—	—%	—	*%
Ravi Sarin	—	—%	—	—%	—	—%
William J. Valle	—	—%	—	—%	—	—%
All Directors and Executive Officers as a group (eight individuals)	119,969	1.0%	933,316	3.9%	1,053,285	2.5%

AON Five Percent Holders:
Digital Transformation Sponsor LLC (2)	14,225,833	76.7%	—	—%	14,225,833	29.1%
AEA Growth Funds (3)	620,304	4.99%	—	—%	4,400,158	10.3%
HealthQuest Tactical Opportunities Fund, L.P. (4)	2,046,775	14.1%	—	—%	2,046,775	4.8%
* Less than 1%

(1) Unless otherwise noted, the business address of each of the directors and officers will be c/o American Oncology Network, Inc., 14543 Global Parkway, Suite 110, Fort Myers, FL 33913

(2) The shares reported above are held in the name of the Sponsor. The amount disclosed includes 6,113,333 shares issuable upon exercise of private placement warrants and includes 2,839,375 shares that are subject to earnout. The Sponsor is managed by Kevin Nazemi, and Mr. Nazemi has sole voting and dispositive power with respect to the shares held of record by the Sponsor and thus is the beneficial owner of the shares owned by the Sponsor. The business address of the Sponsor is 10250 Constellation Blvd, Suite 23126 Los Angeles, CA 90067.

(3) The shares reported as beneficially owned consist of 601,337 shares issuable to AEA Growth Equity Fund LP and AEA Growth Equity Fund (Parallel) LP (collectively, the “AEA Growth Funds”) upon conversion of the AON Series A Preferred Stock at an initial conversion price of $10.00 per share, taking into account that certain Conversion Restriction Agreement dated October 12, 2023, which provides, among other things, that the AON Series A Preferred Stock and any other securities beneficially owned or subsequently acquired by the AEA Growth Funds which are exercisable for, convertible into or otherwise exchangeable for Class A Common Stock may convert into a number of Class A Common Stock to the extent that, upon such exercise, conversion or exchange, the AEA Growth Funds (together with its affiliates, any other persons acting or who could be deemed to be acting as a group (as that term is used in Section 13(d) of the Exchange Act and as defined in Rule 13d-5 thereunder), and any persons whose beneficial ownership of Class A Common Stock would or could be aggregated with the AEA Growth Funds’ and the other Attribution Parties’ (as defined in the Conversion Restriction Agreement) for purposes of Section 13) do not beneficially own in excess of 4.99% of outstanding shares of Class A Common Stock, immediately following the exercise, conversion or exchange thereof. Notwithstanding the Conversion Restriction Agreement, the AEA Growth Funds may vote its shares of AON Series A Preferred Stock on a fully-converted basis, or voting power equal to 6,651,610 shares as of the date of this prospectus. The general partner of each of the AEA Growth Funds is AEA Growth Equity Partners LP. The general partner of AEA Growth Equity Partners LP is AEA Growth Equity GP LLC. The sole member of AEA Growth Equity GP LLC is AEA Management UGP LLC. Brian Hoesterey is a managing member of AEA Management UGP LLC. As a result, Mr. Hoesterey may be deemed to share voting and dispositive power with respect to the shares held of record by the AEA Growth Funds. Mr. Hoesterey expressly disclaims beneficial ownership of the shares held by the AEA Growth Funds. Mr. Sarin and Mr.

Stith, each a member of the AON board of directors, are partners of AEA Growth but do not hold voting or dispositive power over the shares held by the AEA Growth Funds. The address for the AEA Growth Funds is 520 Madison Avenue, 40th Floor, New York, New York 10022.

(4) Based solely on the Schedule 13D, filed by HealthQuest Tactical Opportunities Fund, L.P. on November 19, 2023. The shares reported as beneficially owned consist of 2,046,775 shares issuable to Healthquest Tactical Opportunities Fund, L.P. upon conversion of the AON Series A Preferred Stock at an initial conversion price of $10.00 per share, HealthQuest TOF Management, L.L.C., the general partner of HealthQuest Tactical Opportunities Fund L.P., may be deemed to have sole power to vote and sole power to dispose of shares directly owned by HealthQuest Tactical Opportunities Fund L.P. Dr. Garheng Kong is the managing member of HealthQuest TOF Management, L.L.C. Other than those securities reported in their Schedule 13G as being held directly by Healthquest Tactical Opportunities Fund, L.P., HealthQuest TOF Management, L.L.C. or Dr. Kong, each such person disclaims beneficial ownership of such securities reported in the Schedule 13D except to the extent of such Reporting Person’s pecuniary interest therein. The business address for each of Healthquest Tactical Opportunities Fund, L.P. is 555 Twin Dolphin Drive, Suite 370, Redwood City, CA 94065.

(5) Voting power and percentage voting power represents the voting power with respect to the Class A Common Stock, Class B Common Stock and Series A Preferred Stock on an aggregate basis.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	5,300,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,300,000
(1) Amount includes 5,300,000 shares of Class A Common Stock available for issuance under the American Oncology Network, Inc. 2023 Incentive Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Policy
AON has a formal written policy that sets forth the following policies and procedures for the review and approval or ratification of related party transactions. A “Related Party Transaction” is a transaction, arrangement or relationship in which AON or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. A “Related Party” means:

•any person who is, or at any time during the applicable period was, one of AON’s officers or one of AON’s directors;
•any person who is known by AON to be the beneficial owner of more than five percent (5%) of its voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, son-in-law, sister-in- law or brother-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

AON enacted policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the Audit Committee has the responsibility to review related party transactions.

Business Combination Agreement

DTOC, AON LLC, GEF AON Holdings Corp. (“AON Class C Preferred Investor”), and DTOC Merger Sub, Inc., a direct, wholly owned subsidiary of DTOC (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of June 14, 2023 (which further amended and restated the Business Combination Agreement entered into by DTOC and AON as of October 5, 2022, and amended and restated on January 6, 2023, and April 27, 2023), pursuant to which, among other transactions, on September 20, 2023 (the “Closing Date”), DTOC and AON undertook a series of transactions (the “Reverse Recapitalization” or the “Business Combination”) resulting in the organization of the combined post-business combination company as an umbrella partnership C corporation, in which substantially all of the assets and the business of the combined company are held by AON LLC, and DTOC became a member of AON LLC. In connection with the closing of the Business Combination (the “Closing”), DTOC changed its name to “American Oncology Network, Inc.”. The Business Combination was completed on September 20, 2023.

Related Party Transactions Following the Business Combination

Following the Business Combination, which closed on September 20, 2023, the Company did not engage in any related party transactions under the provisions of Item 404 of Regulation S-K.

American Oncology Network

Since January 1, 2022, AON did not engage in any related party transactions that are required to be reported under the provisions of Item 404 of Regulation S-K. Following the Business Combination, the Company did not engage in any related party transactions under the provisions of Item 404 of Regulation S-K.

DTOC Related Party Transactions Prior to the Business Combination

Since January 1, 2022 and prior to the closing of the Business Combination, DTOC engaged in the following related-transactions.

Founder Shares

On January 8, 2021, DTOC issued an aggregate of 7,187,500 shares of Class B Common Stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share (the “Founder Shares”). The number of shares of Class B Common Stock issued was determined based on the expectation that such shares would represent 20% of the outstanding shares of common stock upon completion of the IPO. On March 9, 2021, DTOC effected a stock dividend of 0.2 shares for each share of Class B Common Stock outstanding, resulting in the Sponsor holding an aggregate of 8,625,000 shares of Class B Common Stock. The Sponsor subsequently transferred 25,000 shares of Class B Common Stock to each of DTOC’s independent directors, and 150,000 shares of Class B Common Stock to Kyle Francis, DTOC’s Chief Financial Officer. Up to 1,125,000 shares of Class B Common Stock were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. On March 12, 2021, the underwriter partially exercised its over-allotment option, hence, 837,500 shares of Class B Common Stock were no longer subject to forfeiture. On March 15, 2021, the underwriter forfeited the remaining over-allotment option, and hence 287,500 shares of Class B Common Stock were subsequently forfeited.

On February 9, 2023, DTOC filed a definitive proxy statement with the SEC soliciting the approval of its stockholders for, among other things, a proposal (the “Extension Amendment Proposal”) to extend the date by which DTOC has to consummate a business combination (the “Combination Period”) from March 12, 2023 to June 30, 2023, and to give the Sponsor the option to further extend the Combination Period beyond June 30, 2023 up to three (3) times for an additional one (1) month each time to September 30, 2023. On March 7, 2023, in connection with the approval of the Extension Amendment Proposal, the Sponsor and Kyle Francis, DTOC’s Chief Financial Officer, converted all of their respective Founder Shares into an aggregate of 8,262,500 shares of DTOC Class A Common Stock.

The Sponsor and members of DTOC’s board of directors and management team (collectively, the “Initial Stockholders”) agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of the initial business combination; and (2) subsequent to the initial business combination (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred fifty (150) days after the initial Business Combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of DTOC’s IPO, DTOC consummated the private placement of 6,113,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.17 million.

Each whole Private Placement Warrant is exercisable for one whole share of DTOC Class A Common Stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from DTOC’s IPO held in the Trust Account. The Private Placement Warrants are non-redeemable for cash (except in certain limited circumstances) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and DTOC’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial business combination.

Registration Rights

The holders of Founder Shares and Private Placement Warrants (and any shares of DTOC Class A Common Stock issuable upon the exercise of the Private Placement Warrants), are entitled to registration rights pursuant to the amended and restated registration rights agreement dated September 20, 2023 (as amended, the “Registration Rights Agreement”). The Registration Rights Agreement will terminate on the earlier of (i) the tenth anniversary of the date of the Registration Rights Agreement and (ii) with respect to the Sponsor or any holder of registrable securities party thereto, the date that such person no longer holds any registrable securities.

Related Party Notes

On January 8, 2021, DTOC issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. During the period from January 8, 2021 to March 12, 2021, DTOC had borrowed $212,215 under the promissory note. On March 12, 2021, DTOC paid the balance on the note from the proceeds of the IPO.

Upon the Closing of the Business Combination on September 20, 2023, the Company reimbursed the Sponsor an aggregate amount of $300,000 for payments made by the Sponsor in connection with its exercise of its options to extend the date by which DTOC is required to complete its initial business combination. In connection with such reimbursement, the obligations of the Company under certain non-interest bearing, unsecured promissory note issued in favor of the Sponsor were extinguished.

In addition, in order to fund working capital deficiencies, finance transaction costs in connection with a business combination, or financing extension payments to the trust account in order to exercise of the option to extend the date by which DTOC is required to complete its initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of DTOC officers and directors were permitted to, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Upon the Closing of the Business Combination, the Company repaid Working Capital Loans in the aggregate amount of $573,877.

Certain Other Payments

The Sponsor, executive officers and directors, or any of their respective affiliates has been reimbursed for any out-of-pocket expenses incurred in connection with activities on DTOC’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. DTOC’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or DTOC’s or their affiliates. The total amount of out-of-pocket expenses incurred by DTOC’s officers and directors is less than $1,500.

Sponsor Support Agreement

AON and DTOC entered into an amended and restated sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor and DTOC’s Chief Executive Officer (together with the Sponsor, the “Supporting Sponsor Shareholders”) pursuant to which the Supporting Sponsor Shareholders agreed not to transfer any shares of AON Class A Common Stock held by it until the twelve month anniversary of the Closing (the “Sponsor Lock-Up Period”).

In addition, under the Sponsor Support Agreement, the Sponsor has agreed to subject 2,839,375 of the shares of AON Class A Common Stock held by it as of the Closing (the “Sponsor Earnout Shares”) to the following vesting and forfeiture provisions for the five-year period following the Closing: (i) the Sponsor Earnout Shares will vest when the volume-weighted average price of the AON Class A Common Stock equals or exceeds $13.50 per share for any 20 trading days within any thirty (30) trading day period beginning after the Closing and ending five (5) years following the Closing, (ii) all of the Sponsor Earnout Shares will be released immediately upon the consummation of a change of control transaction within the five (5)-year period following the Closing, and (iii) if the Sponsor Earnout Shares are not released pursuant to the foregoing provisions on or before the date that is five (5) years after the Closing, then the Sponsor Earnout Shares will be forfeited immediately following such date.

The Sponsor Support Agreement will terminate in its entirety, and be of no further force or effect, upon the earlier to occur of (i) the expiration of the Sponsor Lock-Up Period, and (ii) the written agreement of the Sponsor and AON.

Director Independence

AON Class A Common Stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. We have a majority of independent directors on our Board. Under the rules of Nasdaq, a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such person does not have a material relationship with the listed company. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of Nasdaq.

Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of Nasdaq, the board of directors must affirmatively determine that a member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our Board has determined that Bradley Fluegel, Ravi Sarin, James Stith, and William J. Valle are independent under applicable Nasdaq and SEC rules.

Item 14. Principal Accounting Fees and Services
The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Fee Category	2023	2022
Audit Fees (1)	$5,173,618	$1,668,440
Audit Related Fees (2)	—	—
Tax Fees (3)	733,270	746,800
All Other Fees (4)	2,000	1,800
Total Fees	$5,908,888	$2,417,040
(1) Audit fees consist of fees for professional services rendered for the audits of the Company’s consolidated financial statements included in its annual report on Form 10-K for fiscal year 2023 and professional services rendered for the audit of the Company’s consolidated financial statements for the fiscal year 2022 and for the review of the Company’s interim condensed consolidated financial statements included in its quarterly reports on Form 10-Q. These fees also include additional services required related to our business combination transaction.

(2) Audit-related fees consist of fees for assurance and related services that traditionally are performed by independent registered accounting firm that are reasonably related to the performance of the audit or review of the financial statements. Audit-related fees in the above table include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax fees consist of services rendered for the purpose of tax compliance, tax advice, and tax planning.

(4) All other fees include any miscellaneous fees for services rendered which are not included in any of the above categories

Audit Committee Pre-Approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee, or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. The audit committee has also given authority to the audit committee chairperson to pre-approve certain services as necessary from time to time up to certain thresholds.

During 2023 and 2022, no services were provided to us by PwC other than in accordance with the pre-approval policies and procedures described above.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Index to Financial Statements

No financial statements or supplementary data are filed with this report on Form 10-K/A. See Index to Financial Statements included in the Original Filing.

(b) Exhibits.
See the Exhibit Index included hereinafter.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.3*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
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
* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2024

AMERICAN ONCOLOGY NETWORK, INC.

	By:	/s/ Todd Schonherz
	Name:	Todd Schonherz
	Title:	Chief Executive Officer