Form 10-Q
period 2024-03-31
American Oncology Network, Inc.
filed 2024-05-15
CIK 1839998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 14, 2024, the registrant had outstanding 13,046,342 shares of Class A common stock, inclusive of the Sponsor Earnout shares, and 23,725,998 shares of Class B common stock.

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

These forward-looking statements involve a number of risks, uncertainties (many of which are beyond the control of AON), or other assumptions that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in AON’s filings with the Securities and Exchange Commission, including “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described in the “Risk Factors” sections are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can AON assess the impact of all such risk factors on the business of AON, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The statements made herein are made as of the date of this press release and, except as may be required by law, AON undertakes no obligation to update them, whether as a result of new information, developments, or otherwise.
i

Part I - Financial Information

Item 1. Financial Statements
American Oncology Network, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$74,944	$28,539
Short-term marketable securities	30,105	35,389
Patient accounts receivable, net	132,300	129,151
Inventories	44,288	44,569
Other receivables	34,799	34,274
Prepaid expenses and other current assets	5,029	4,277
Current portion of notes receivable - related parties	2,498	1,604
Total current assets	323,963	277,803

Property and equipment, net	40,997	40,439
Operating lease right-of-use assets, net (1)	43,358	43,349
Notes receivable - related parties	157	1,150
Other assets	12,216	7,588
Goodwill and intangibles, net	1,230	1,230
Deferred tax asset, net	-	2,894
Total assets	$421,921	$374,453

Liabilities, Mezzanine Equity, and Stockholders' Equity
Current liabilities
Accounts payable (2)	$188,329	$127,645
Accrued compensation related costs	12,628	11,410
Accrued other	25,186	22,327
Income tax payable	971	971
Current portion of operating lease liabilities (3)	6,715	6,692
Total current liabilities	233,829	169,045

Long-term debt, net	80,856	80,641
Long-term operating lease liabilities (4)	39,786	39,803
Other long-term liabilities	11,342	14,251
Total liabilities	365,813	303,740

Mezzanine equity
Series A convertible preferred stock; $0.0001 par value; 7,500,000 shares authorized; 6,651,610 issued and outstanding at March 31, 2024 and December 31, 2023, with an aggregate liquidation preference of $69,369,195 and $68,009,015 at March 31, 2024 and December 31, 2023, respectively.	64,986	64,986
Redeemable noncontrolling interest	157,716	167,025

Stockholders' equity
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; 10,334,734 and 9,517,816 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	1	1
Class B Common Stock; $0.0001 par value; 100,000,000 shares authorized; 23,725,998 and 25,109,551 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	3	3
Additional paid-in capital	8,164	-
Treasury stock, at cost, 31,170 shares at March 31, 2024 and 14,729 shares at December 31, 2023	(97)	-
Accumulated other comprehensive income	77	81
Retained deficit	(175,594)	(161,812)
Total AON stockholders' deficit	(167,446)	(161,727)
Noncontrolling interest	852	429
Total deficit	$(166,594)	$(161,298)
Total liabilities, mezzanine equity, noncontrolling interest, and stockholders' equity	$421,921	$374,453
(1)Includes related party operating right-of-use assets, net of $11,293 and $10,931 at March 31, 2024 and December 31, 2023, respectively
(2)Includes amounts due to related party of $182,697 and $120,857 at March 31, 2024 and December 31, 2023, respectively
(3)Includes related party current portion of operating lease liabilities of $1,971 and $1,888 at March 31, 2024 and December 31, 2023, respectively
(4)Includes related party long-term operating lease liabilities of $9,772 and $9,472 at March 31, 2024 and December 31, 2023, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Patient service revenue, net	$361,508	$301,773
Other revenue	2,831	1,958
Total revenue	364,339	303,731
Costs and expenses
Cost of revenue (1)	354,948	278,534
General and administrative expenses (2)	28,277	23,717
Transaction expenses	352	1,971
Total costs and expenses	383,577	304,222
Loss from operations	(19,238)	(491)

Other income (expense)
Interest expense	(1,763)	(1,417)
Interest income	793	57
Other (expense) income, net	(1,908)	466
Loss before income taxes, equity loss in affiliate, and noncontrolling interest	(22,116)	(1,385)
Income tax expense	2,894	-
Loss before equity loss in affiliate and noncontrolling interest	(25,010)	(1,385)
Equity in loss of affiliate	49	(101)
Net loss before noncontrolling interest	(24,961)	(1,486)
Net income attributable to noncontrolling interest	43	-
Net loss before redeemable noncontrolling interest	(25,004)	(1,486)
Net loss and noncontrolling interest attributable to Legacy AON Stockholders prior to the reverse recapitalization	-	(1,486)
Net loss attributable to redeemable noncontrolling interest	(17,163)	-
Net loss attributable to Class A Common Stockholders	$(7,841)	$-

Loss per share of Class A Common Stock:
Basic	$(1.22)	$-
Diluted	$(1.22)	$-
Weighted average shares of Class A Common Stock Outstanding:
Basic	7,527,882	-
Diluted	7,527,882	-

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(22)	64
Other comprehensive gain (loss)	(22)	64
Comprehensive loss	$(25,026)	$(1,422)
Other comprehensive loss attributable to Legacy AON Shareholders	—	(1,422)
Other comprehensive loss attributable to noncontrolling interests	(17,180)	—
Total comprehensive loss attributable to Class A Common Stockholders	$(7,846)	$—
(1)Includes related party inventory expense of $310,877 and $178,166 for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes related party rent of $706 and $679 for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Mezzanine and Stockholders’ Deficit
(Unaudited)
($ in thousands, except share and per share data)

	Mezzanine Equity - Series A Preferred Stock		NCI(1)	Class A Common Stock		Class B Common Stock
In thousands (including share and per share data)	Stock	$	$	Stock	$	Stock	$	APIC(1)	Treasury Stock	AOCI(1)	Noncontrolling Interest	Retained Deficit	Total Equity (Deficit)
Three Months Ended March 31, 2024
Balances at December 31, 2023	6,652	64,986	$167,025	6,678,441	1	25,109,551	3	$-	-	$81	$429	$(161,812)	$(161,298)
Other comprehensive loss	-	-	(17)	-	-	-	-	-	-	(4)	-	-	$(4)
Equity-based compensation and NCI rebalancing	-	-	399	2,289,181	-	-	-	9,696	-	-	-	-	$9,696
Repurchases of Class A Common Stock	-	-	-	(16,441)	-	-	-	-	(97)	-	-	-	$(97)
Capital contributions from noncontrolling interest member	-	-	-	-	-	-	-	-	-	-	380	-	$380
Net income (loss)	-	-	(17,163)	-	-	-	-	-	-	-	43	(7,842)	$(7,799)
Fair value adjustment to redeemable noncontrolling interest	-	-	15,636	-	-	-	-	(9,696)	-	-	-	(5,940)	$(15,636)
Redemption of Class B Common Stock to Class A Common Stock	-	-	(8,164)	1,383,553	-	(1,383,553)	-	8,164	-	-		-	$8,164
Balances at March 31, 2024	6,652	$64,986	$157,716	10,334,734	$1	23,725,998	$3	$8,164	$(97)	$77	$852	$(175,594)	$(166,594)

	Class A		Class A-1		Class B
In thousands (including share and unit data)	Units	$	Units	$	$	AOCI(1)	Retained Earnings (Deficit)	Total Equity (Deficit)
Three Months Ended March 31, 2023
Balances at December 31, 2022	19,495	$7,725	1,843	$28,500	$80	$(117)	$25,828	$62,016
Net loss attributable to Legacy AON Shareholders	-	-	-	-	-	-	(1,486)	(1,486)
Other comprehensive income attributable to Legacy AON Shareholders	-	-	-	-	-	64	-	64
Balances at March 31, 2023	19,495	$7,725	1,843	$28,500	$80	$(53)	$24,342	$60,594
(1) The acronyms in the table above are defined as follows:
APIC - Accumulated paid in capital
AOCI - Accumulated other comprehensive income
NCI - Mezzanine equity classified noncontrolling interest

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(24,961)	$(1,486)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,506	2,207
Amortization of debt issuance costs	215	176
Provision for income taxes	2,894	-
Amortization of operating right-of-use assets (1)	2,040	2,224
Changes in fair value adjustments of warrants and derivative liabilities	(1,611)	-
Equity-based compensation	10,094	-
Equity in loss of affiliate	(49)	101
Gain on sale of property and equipment	393	-
Changes in operating assets and liabilities:
Patient accounts receivable, net	(3,149)	(16,711)
Inventories (2)	281	4,854
Prepaid expenses and other current assets	(752)	(342)
Other receivables	(525)	3,442
Other assets	(4,579)	(2,826)
Accounts payable (3)	61,675	5,316
Accrued compensation related costs	1,218	2,757
Accrued other	4,241	(296)
Operating lease liabilities (4)	(2,042)	(1,777)
Other long-term liabilities	(2,752)	2,032
Net cash provided by (used in) operating activities	45,137	(329)
Cash flows from investing activities
Purchases of property and equipment	(4,132)	(2,777)
Purchases of marketable securities	(7,069)	(1,442)
Proceeds from sales of marketable securities	12,624	1,423
Collections on notes receivable - related parties	99	153
Net cash provided by (used in) investing activities	1,522	(2,643)
Cash flows from financing activities
Repayments on finance lease liabilities	(157)	(105)
Repurchases of Class A Common Stock	(97)	-
Net cash used in financing activities	(254)	(105)
Net increase (decrease) in cash and cash equivalents	46,405	(3,077)
Cash and cash equivalents
Beginning of period	28,539	26,926
End of period	$74,944	$23,849
Supplemental noncash investing and financing activities
Promissory note issued in connection with acquisition	$1,420	$-
Contribution from noncontrolling interest	(380)	-
Right-of-use assets and lease liabilities removed in termination of lease	$-	$1,023
Changes in accounts payable for capital additions to property and equipment	$(1,055)	$-
(1)Includes related party amortization of operating right-of-use assets of $2,146 and $528 for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes changes in related party balances of ($7,688) and $4,610 for the three months ended March 31, 2024 and 2023, respectively.
(3)Includes changes in related party balances of $80,584 and $3,669 for the three months ended March 31, 2024 and 2023, respectively.
(4)Includes changes in related party balances of ($2,381) and ($797) for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements

1.Business

American Oncology Network, Inc. (“AON”, “New AON”, “AON Inc.”, or the “Company”), through its subsidiary companies and variable interest entities (together, “its subsidiaries”), is an alliance of physicians and seasoned healthcare leaders who provide comprehensive oncology services across 32 oncology practices located in nineteen states (Arizona, Arkansas, Florida, Georgia, Iowa, Idaho, Indiana, Louisiana, Maryland, Missouri, Michigan, North Carolina, Nevada, Nebraska, Ohio, South Carolina, Texas, Virginia, Washington, and the District of Columbia). The Company also provides expertise in drug procurement and payor contracting, along with practice diversification through centralized laboratory and pathology services, as well as specialty pharmacy services, clinical research, radiation oncology, and imaging. During the three months ended March 31, 2024 and 2023, the Company entered into affiliation agreements with or acquired the following oncology practices.

Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
State	State
Maryland (a)
Texas (a)
(a)The Company entered into affiliation agreements with the physicians for these respective practices. The Company evaluated each of the affiliation agreements and determined that the transactions did not represent a business combination.
The operations of the practices above have been included in the Company’s condensed consolidated financial statements.
Business Combination Agreements

Digital Transformation Opportunities Corp. (“DTOC”), American Oncology Network, LLC (“AON LLC”), GEF AON Holdings Corp. (“AON Class C Preferred Investor”), and DTOC Merger Sub, Inc., a direct, wholly owned subsidiary of DTOC (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of June 14, 2023 (which further amended and restated the Business Combination Agreement entered into by DTOC and AON as of October 5, 2022, and amended and restated on January 6, 2023, and April 27, 2023), pursuant to which, among other transactions, on September 20, 2023 (the “Closing Date”), DTOC and AON undertook a series of transactions (the “Business Combination” or “Reverse Recapitalization”) resulting in the organization of the combined post-business combination company as an umbrella partnership C corporation, in which substantially all of the assets and the business of the combined company are held by AON LLC, and DTOC became a member of AON LLC. In connection with the closing of the Business Combination (“the Closing”), DTOC changed its name to “American Oncology Network, Inc.”. The Business Combination was completed on September 20, 2023.

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

Transaction Expenses

In connection with the Reverse Recapitalization, AON LLC and New AON incurred costs of $0.4 million and $1.9 million during the three months ended March 31, 2024 and 2023, respectively, which were reported as transaction expenses in the condensed consolidated statements of operations and comprehensive loss.

2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Management believes the unaudited condensed consolidated financial statements for the interim periods presented contain all necessary adjustments, of a normal recurring nature, to state fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with such audited consolidated financial statements and related notes thereto of AON Inc. and its wholly-owned subsidiaries, included in the Annual Report on Form 10-K, dated and filed on March 28, 2024 with the SEC (the “Annual Report 2023"). Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results the Company expects for the entire year.

For the three months ended March 31, 2024, these unaudited condensed consolidated financial statements reflect the consolidated results of operations, comprehensive loss, cash flows and changes in equity of AON Inc. and its wholly-owned subsidiaries. The condensed consolidated balance sheet at March 31, 2024 presents the financial condition of AON Inc. and its consolidated subsidiaries.

For the three months ended March 31, 2023, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive loss, cash flows and changes in equity of AON LLC. The condensed consolidated balance sheet as of December 31, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries after the Reverse Recapitalization. All intercompany balances and transactions of AON LLC have been eliminated.

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

For the three months ended March 31, 2024, $7.8 million of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 23.0% of the consolidated net loss of AON LLC. For the three months ended March 31, 2024, $17.2 million of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 77.0% of the consolidated net losses of AON LLC.

For the three months ended March 31, 2023, $1.5 million of the consolidated net losses of AON LLC were attributable to the Legacy AON Stockholders, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization.

Principles of Consolidation
For the period of January 1, 2024 through March 31, 2024, the condensed consolidated financial statements include the accounts of the Company, American Oncology Network, LLC (“AON LLC”), and its wholly owned subsidiary American Oncology Management Company, LLC (“AOMC”), and its consolidated variable interest entities (“VIEs”) American Oncology Partners, P.A. (“AON Partners”), American Oncology Partners of Maryland, P.A. (“Partners of Maryland”), AON Central Services, LLC (“AON Central Services”), and Meaningful Insights Biotech Analytics, LLC (“MIBA”). All intercompany accounts and transactions between the entities have been eliminated in consolidation.

The accounting treatment of the Business Combination was a Reverse Recapitalization.

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

AON LLC has contractual relationships with AON Partners, Partners of Maryland and AON Central Services and the physician owners through management service agreements (“MSAs”) and other contractual agreements to provide all practice management services outside of medical services provided by the physicians. In addition, despite not being required by the contractual relationships, AON LLC regularly provides funding to support AON Partners and Partners of Maryland’s operations and acquisitions of physician practices. AON Central Services was formed July 15, 2022 and, effective January 1, 2023, entered into an agreement with AOMC to provide qualified non-clinical and non-medical employees to AOMC to support the operation of the physician practices. MIBA was established during the first quarter of 2023 for the purpose of developing intellectual property to synergize the collection, de-identification, and dissemination of the Company’s patient data for sale to external parties for research, development, and clinical decisions. In May 2023, the Company contributed $0.2 million for a 56% interest in the equity of MIBA. As of March 31, 2024, MIBA had no significant operating activity. The Company concluded that AON LLC had a controlling financial interest in MIBA and has consolidated the entity at March 31, 2024 and recorded the noncontrolling interest in equity.
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
Revenue Recognition
Revenue is recognized under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). The Company determines the transaction price based upon standard charges for goods and services with anticipated consideration due from patients, third-party payors (including health insurers and government agencies) and others. The Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient visits and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and most procedures, are satisfied over the time of visit which is the same day services are performed. Performance obligations relating to pharmacy revenue are considered fully satisfied at a point in time upon the customer receiving delivery of the prescription. Accordingly, the Company does not anticipate a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and any such revenue recognized during the three month periods ended March 31, 2024 and 2023 was immaterial. Additionally, the Company does not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2024 and December 31, 2023. Approximately $246.1 million and $214.3 million and of the Company’s revenues are generated from services performed during patient visits with the remainder primarily generated from shipments of pharmacy prescriptions for the three month periods ended March 31, 2024 and 2023, respectively.
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
The Company monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined. For the three month periods ended March 31, 2024 and 2023, such resulting historic adjustments have been immaterial to the condensed consolidated financial statements.
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

The Company uses the cost-to-cost measure of progress for the Company’s contract because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. For this method, the Company compares the contract costs incurred to date to the estimated total contract costs through completion. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs and reimbursable costs based on the scope of the work, the complexity of the study, the geographical location involved and the Company’s historical experience. The estimated total contract costs at the project level are reviewed and revised periodically throughout the life of the contract, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are identified. Contract costs consist primarily of direct labor and other reimbursable project-related costs such as travel, third-party vendor costs and investigator fees. The Company establishes pricing based on the Company’s internal pricing guidelines, discount agreements, if any, and negotiations with the client. The transaction price is the contractually defined amount. Revenue related to the clinical trial, which is included within other revenue, was $0.5 million and $0 million for the three months ended March 31, 2024 and 2023, respectively.
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

Noncontrolling Interests
The Company consolidates the results of entities in which it has a controlling financial interest. Refer to Note 15 for additional considerations and presentation for noncontrolling interest.
Mezzanine Equity

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which is outside of the Company’s control). As a result, Management has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. As of March 31, 2024, the Preferred Stock are recorded at their initial carrying value, net of offering costs of $0.8 million. The Series A Preferred Stock are not being accreted to redemption value, as the redemption is not probable. The Series A Preferred Stock are classified outside of members’ equity on the consolidated balance sheets. Refer to Note 14 for mezzanine equity presentation considerations for redeemable noncontrolling interest.
Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of accumulated paid in capital. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock. The company repurchased 14,729 shares of class A common stock at the spot rate as of each transaction date for a total cost of less than $0.1 million for the year ended December 31, 2023. For the three months ended March 31, 2024 the Company repurchased an additional 16,441 shares of class A common stock at the spot rate as of each transaction date for a total cost of less than $0.1 million. To date, the Company has repurchased a total of 31,170 shares.
Equity-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation-Stock Compensation, and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
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
See Note 6 for a discussion of the Company’s Level 1 and Level 2 Marketable Securities as of March 31, 2024. See below for a discussion of the Company’s Level 1 and Level 3 warrant liabilities as of March 31, 2024. As of March 31, 2024 and December 31, 2023, there were no Level 3 financial instruments. There were no transfers between any levels of the hierarchy during any periods presented.

Warrant Liabilities

Upon Closing of the Business Combination, on September 20, 2023, the Company evaluated the Public Warrants and Private Placement Warrants and the Class B Prefunded Warrants, collectively referred to herein as “Warrants”, in accordance with ASC 815-40, “Derivatives and Hedging —- Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreements related to potential net cash settlement of the warrants upon an exchange or tender offer that may not result in a change in control of the entity precludes the warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as current liabilities within accrued other on the condensed consolidated balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss in the period of change.

As of March 31, 2024, the Public Warrants were trading separately from the Class A Common Stock and the quoted market price was used to establish fair value. As such, the Public Warrants fair value was determined using a Level 1 input. The fair value of the Public Warrants as of March 31, 2024 is $2.8 million and recorded in other long-term liabilities on the condensed consolidated balance sheets.

Management has utilized the public warrant price to value the private warrants and believes the public and private warrants have materially consistent fair values given the existence of the make-whole redemption feature. As of March 31, 2024, a valuation of the private warrants was performed which confirmed the private warrant value was materially consistent with the public warrants. The details of this valuation are included in the paragraph below.

The fair value of the Private Placement warrants was determined using Level 3 inputs. As of March 31, 2024, the fair value of the Private Placement Warrants was estimated to be $2.1 million and recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value was estimated at March 31, 2024, using the Black-Scholes Option Pricing model using the following assumptions:
Expected annual dividend yield – 0.0%
                Expected volatility – 26.40%
                Risk-free rate of return – 4.31%
                Expected Option Term – 5.0 years

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
Earnings Per Share

The Company recast Historical AON LLC Equity as AON Inc. common equity for all periods prior to the Reverse Recapitalization, refer to Note 2. However, as 100% of the net losses of AON LLC prior to the Reverse Recapitalization were absorbed by the Legacy AON Shareholders, basic and diluted earnings (loss) per share is zero for the three months ended March 31, 2023. Basic and diluted earnings (loss) per share for the three months ended March 31, 2024 represents the period where the Company had earnings (loss) attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.

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

Basic and diluted earnings (loss) per share is computed by use of the two-class method as a result of outstanding Series A Preferred Stock, which accrue dividends at the annual rate of 8% of the original price per share, participate with common stock on all other dividends, and accordingly have participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 12). Under such method income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series A Preferred Stock from net income. Loss attributable to common shareholders is computed by increasing net loss by such dividends. Since the participating Series A Preferred Stock has no contractual obligation to share in the losses of the Company, there is no loss allocation between Class A Common Stock and Series A Preferred Stock.

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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, ‘‘Financial instruments-Credit Losses’’ (“ASU 2016- 13”). ASU 2016-13 requires entities to report ‘‘expected’’ credit losses on financial instruments and other commitments to extend credit rather than the current ‘‘incurred loss’’ model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. ASU 2016-13 is effective for the Company for annual reporting periods beginning after December 15, 2022. ASU 2016-13 was adopted by the Company effective January 1, 2023, with no material impact on the Company’s consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides that an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of this standard as of January 1, 2024, did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280, “Segment Reporting,” to be included in interim periods. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is evaluating the impact this will have on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this upgrade enhance the transparency and decision usefulness of income tax disclosures. This ASU requires disclosures of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the effect that ASU 2023-09 will have on its disclosures.

3.Reverse Recapitalization

As discussed in Note 1, AON LLC merged with DTOC, with AON LLC surviving the Merger. AON LLC is governed by a board of managers composed of three (3) persons that were designated by New AON and two (2) persons that were designated by holders of a majority of the AON LLC Common Units, held by members of AON LLC other than New AON. Management determined AON LLC was not a variable interest entity (Refer to Note 2), and as result, identified AON LLC as the accounting acquirer of the Merger in accordance ASC Topic 805. Management concluded that AON LLC was the accounting acquirer due to (i) the Legacy AON Shareholders, defined as the former AON Class A, Class A-1, and Class B unit holders, receiving the largest portion of the voting rights in the combined company, New AON, (ii) significantly all of the Legacy AON Shareholders retained their equity interest as stockholders in New AON, (iii) AON LLC’s operations prior to the Reverse Recapitalization comprising the only ongoing operations of New AON, (iv) the Legacy AON Shareholders have the right to appoint a majority of the directors of New AON, (v) the executive management of AON LLC will become the executive management of New AON and (vi) AON LLC is significantly larger than New AON in terms of revenue, total assets, and employees. Therefore, the Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with ASC Topic 805. New AON was treated as the “acquired” company for financial reporting purposes, and for accounting purposes, the Reverse Recapitalization was treated as the equivalent of AON LLC issuing stock for the net assets of New AON, accompanied by a recapitalization. The net assets of New AON were recorded at historical cost on the condensed consolidated balance sheet as of September 20, 2023, the Closing Date of the Reverse Recapitalization, with no goodwill or other intangible assets recorded. For additional information on the capitalization of New AON and AON LLC immediately following the Closing of the Reverse Recapitalization, see Note 1.

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

Based on various quantitative and qualitative factors, including assessment of certain services performed and relationships held above, management has determined that AON Partners, Partners of Maryland, AON Central Services, and MIBA are all variable interest entities and AOMC is the primary beneficiary who holds the decision-making rights over the activities that most significantly impact the economic performance of AON Partners, Partners of Maryland, AON Central Services, and MIBA through the MSAs and other contractual agreements. Accordingly, the results of AON Partners, Partners of Maryland, AON Central Services, and MIBA have been consolidated with the Company for the three month period ended March 31, 2024. The results of AON Partners, Partners of Maryland, and AON Central Services have been consolidated with the Company for the three month period ended March 31, 2023.
The assets of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of March 31, 2024 and December 31, 2023, are as follows:

	As of March 31, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$75,796	$26,574
Accounts receivable	132,300	129,151
Inventories	44,288	44,569
Prepaid expenses and other current assets	1,157	895
Goodwill and intangibles, net	180	180
Other receivables	34,297	33,809
Other assets	7,880	2,091
Total assets	$295,898	$237,269

The liabilities of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of March 31, 2024 and December 31, 2023, are as follows:

	As of March 31, 2024	As of December 31, 2023
Liabilities
Accounts payable	$184,314	$122,324
Accrued compensation and benefits	25,713	21,380
Accrued other	14,972	16,723
Other long-term liabilities	1,078	273
Due to AON LLC and subsidiaries, net	107,144	117,194
Total liabilities	$333,221	$277,894
All intercompany transactions and balances with the VIEs are eliminated in consolidation.

5.Business Combinations
2024 Acquisitions

The Company did not have any ASC 805 acquisitions during the three months ended March 31, 2024.
2023 Acquisitions

The Company did not have any ASC 805 acquisitions during the three months ended March 31, 2023.

6.Marketable Securities
The following table summarizes the Company’s marketable securities financial assets that are measured at fair value on a recurring basis:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$73,938	$-	$-	$73,938
Money market funds	529	-	-	529
U.S. Treasury Bills	993	-	-	993
Level 1 total	$75,460	$—	$—	$75,460
Marketable securities
Level 2:
Corporate bonds	14,267	172	(3)	14,436
U.S. Treasury securities	15,467	205	(4)	15,668
Level 2 total	29,734	377	(7)	30,104
Total	$105,194	$377	$(7)	$105,564

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$28,593	$-	$-	$28,593
Money market funds	$723	$-	$-	$723
Level 1 total	29,316	—	—	29,316
Marketable securities
Level 2:
Corporate bonds	13,678	191	(9)	13,860
U.S. Treasury securities	21,318	211		21,529
Level 2 total	34,996	402	(9)	35,389
Total	$64,312	$402	$(9)	$64,705
(1)Included in cash and cash equivalents in the consolidated balance sheets at March 31, 2024 and December 31, 2023.
(2)Cash equivalents as of March 31, 2024 included U.S. Treasury Bills with an initial maturity of 3 months or less and overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments sponsored by a large financial institution. The company had overnight repurchase agreements as of March 31, 2024 and December 31, 2023.
The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments. The fair value of the Company’s Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company’s marketable securities as of March 31, 2024, by remaining contractual maturities, were as follows:

	Corporate Bonds	U.S. Treasuries	Total
Due in one year or less	$5,886	$11,972	$17,858
Due in one to five years	8,550	3,696	12,246
Total	$14,436	$15,668	$30,104

7. Supplemental Condensed Balance Sheet Information
Other receivables
Other receivables consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Rebates receivable	$34,112	$33,708
Other	687	566
Total other receivables	$34,799	$34,274
Inventory
Inventory consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Intravenous drugs	$33,972	$32,388
Oral pharmaceuticals	10,316	12,181
Total inventories	$44,288	$44,569
Property and Equipment, net
Property and equipment, net consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Leasehold improvements	$33,985	$32,490
Furniture, fixtures and equipment	2,750	2,607
Medical equipment	16,310	15,666
Computer equipment	3,395	3,285
Signs	176	153
Automobiles	110	59
Software	9,231	7,829
Construction-in-progress	1,847	2,985
Property and equipment, gross	67,804	65,074

Accumulated depreciation and amortization	(26,807)	(24,635)
Property and equipment, net	$40,997	$40,439
Accrued Other

Accrued other consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Refund liability	$12,879	$15,078
Warrant liability	4,913	-
Excise taxes payable	2,700	2,700
Current portion of finance lease liabilities	1,205	1,189
Other	3,489	3,360
Total accrued other	$25,186	$22,327

8. Long-term Debt
Debt consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
PNC Facility	$81,250	$81,250
Total	81,250	81,250
Unamortized debt issuance costs	(394)	(609)
Total debt	$80,856	$80,641
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
The PNC Loan Facility is interest-only with total principal due at an initial maturity on April 30, 2024. Interest originally accrued at one-month LIBOR or an alternate base rate plus 1.45%. The maximum balance of the PNC Loan Facility (“Borrowing Base”) is limited to the lesser of the Facility Limit ($65.0 million) or the fair value of the Company’s patient accounts receivable. The Company must maintain a balance of the lesser of the Borrowing Base or 65% of the Facility Limit in the first year and 75% of the Facility Limit in subsequent years (“minimum funding threshold”). The Company can repay the PNC Loan Facility up to the minimum funding threshold at any time without penalty. In accordance with the PNC Loan Facility, the Company pledged $10.0 million of collateral as restricted cash to be released quarterly in increments of $2.5 million. The restricted cash was fully released as of March 31, 2024 and December 31, 2023.
On April 30, 2021, the Company entered into a $5.0 million revolving line of credit agreement (“PNC Line of Credit”). The PNC Line of Credit has an expiration date of April 30, 2024 and originally bore interest at a rate per annum equal to the sum of the daily LIBOR rate plus 1.65% or an alternate base rate plus 0.65% and is due on the first day of each month beginning June 1, 2021. Any outstanding principal and accrued interest will be due on the expiration date. Beginning July 1, 2021, quarterly bank fees equal to 1.65% per day per annum are due in arrears and will continue on the first day of each quarter thereafter. All debt related to the PNC Line of Credit is collateralized by the Company’s assets. As of March 31, 2024 and December 31 2023, no draws had been made on the PNC Line of Credit. The Company is also subject to a 0.20% unused line fee calculated per annum on the unused balance of the PNC Line of Credit.
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

On January 1, 2024, the Company entered into Amendment No. 8 (“Amendment 8”) to its PNC Loan Facility to modify certain definitions such as “change in control”. In addition, the Amendment 8 also amended the delinquency ratio threshold used to calculate certain debt covenants. The effective date of Amendment 8 was January 16, 2024.

On January 16, 2024, the Company also entered into Amendment No. 3 (“Amendment 3”) to its PNC Line of Credit to modify certain definitions such as “change in control”. In addition, the Amendment 3 also amended certain debt covenants, such as EBITDA thresholds. The effective date of Amendment 3 was December 31, 2023.

The PNC Loan Facility and PNC Line of Credit nonfinancial covenants include restrictions related to unpermitted property liens and the requirement of audited financial statements. Both agreements also contain several financial covenants, including the following ratios: accounts receivable default, delinquency, dilution, days sales outstanding, leverage, and fixed charge coverage. As of March 31, 2024, the Company was in compliance with all financial and nonfinancial debt covenants as required by both loan agreements.

9. Income Taxes

The Company is a member of American Oncology Network, LLC, which is treated as a partnership for U.S. federal and certain state and local income taxes. As a partnership, American Oncology Network, LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by American Oncology Network, LLC is passed through to and included in the taxable income or loss of its members, including the Company.

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

The Company’s effective income tax rate was (13.1)% and —% for the three months ended March 31, 2024 and 2023, respectively. The provision for income taxes was $2.9 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

The change to the income tax provision for the three months ended March 31, 2024 compared to the income tax provision for the three months ended March 31, 2023 was primarily a result of the transaction closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure. As of December 31, 2023, the Company recognized a deferred tax asset related to its investment in the American Oncology Network, LLC partnership. As of March 31, 2024, the Company updated its valuation allowance assessment based on new factors including its year-to-date loss and forecasted loss at the American Oncology Network, LLC partnership legal entity. Based on its updated valuation allowance assessment, the Company recorded a discrete valuation allowance against its investment in partnership deferred tax asset during the three months ending March 31, 2024.

The effective income tax rate for the three months ended March 31, 2024 and 2023 differed from the federal statutory rate primarily due to certain legal entities in the Company's structure being treated as partnerships for income tax purposes and, therefore, a significant portion of its income not being subject to income tax. Additionally, certain corporate entities within the Company's structure continue to maintain a full valuation allowance against their net deferred tax assets.

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
Right-of-use assets and lease liabilities consist of the following at March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Assets
Operating lease right-of-use assets, net	$43,358	$43,349
Finance lease right-of-use assets, net (included in property and equipment, net)	5,513	5,794
Total right-of-use assets	$48,871	$49,143

Liabilities
Current
Current portion of operating lease liabilities	$6,715	$6,692
Current portion of finance lease liabilities (included in accrued other)	1,205	1,189
Long-term	7,920	7,881
Long-term operating lease liabilities	39,786	39,803
Long-term finance lease liabilities (included in other long-term liabilities)	4,239	4,548
Total lease liabilities	$51,945	$52,232
The components of lease costs recognized in the condensed consolidated statements of operations and comprehensive loss consist of the following for the three month periods ended March 31, 2024 and 2023 and are included in selling, general, and administrative expenses unless otherwise noted:

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$2,795	$2,870
Finance lease costs
Amortization of finance lease right-of-use assets	281	110
Interest on finance lease liabilities (included in interest expense)	86	17
Variable lease costs	586	578
Total lease costs	$3,748	$3,575

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five years and thereafter recorded in the condensed consolidated balance sheets for operating and finance leases as of March 31, 2024:

	Operating Leases	Finance Leases
2024 (remainder of year after March 31, 2024)	$6,959	$1,132
2025	10,014	1,487
2026	9,620	1,249
2027	8,370	1,185
2028	6,271	948
Thereafter	19,147	261
Total lease payments	60,381	6,262
Less: amount representing interest	(13,880)	(818)
Present value of lease liabilities	46,501	5,444
Less: current portion of lease liabilities	(6,715)	(1,205)
Long-term lease liabilities, net of current portion	$39,786	$4,239
The weighted-average remaining lease term as of March 31, 2024 and December 31, 2023 was 4.54 years and 6.93 years for operating leases and 6.84 years and 4.76 years for finance leases, respectively. The weighted-average discount rate as of March 31, 2024 and December 31, 2023 was 6.33% and 6.64% for operating leases and 6.71% and 6.30% for finance leases, respectively.
The cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,799	$2,845
Operating cash flows from finance leases	86	17
Financing cash flows from finance leases	291	105
ROU assets obtained in exchange for new operating lease liabilities	2,048	4,326

11. Related Parties
Transactions Notes Receivable
The Company enters into promissory notes with physicians of the Company. The notes receivable balances are satisfied through cash payments or settlements through the physicians’ compensation as part of their employee agreement. The notes receivable are amortized over a 60-month period as a reduction of compensation. The notes bear interest at the Company’s incremental borrowing rate (7.09% at March 31, 2024 and 7.18% at December 31, 2023, respectively).

	As of March 31, 2024	As of December 31, 2023	Original Principal	Issue Date	Maturity Date
Notes receivable
Note 2	$656	$656	$5,355	5/1/2019	4/30/2024
Note 3	-	17	491	6/1/2019	5/31/2024
Note 8	1,999	2,081	2,816	5/1/2020	5/1/2025
Total notes receivables	2,655	2,754
Less: Current portion of notes receivable	$(2,498)	(1,604)
Notes receivable, less current portion	$157	$1,150
Leases
The Company has operating leases for thirteen of the office facilities owned by employees of the Company. Total cash was approximately $0.7 million and $0.7 million paid for leases to related parties for the three months ended March 31, 2024 and 2023, respectively.
Inventory Purchases/Concentration Risk
The Company purchases the majority of pharmaceuticals inventory from a subsidiary under common control of a Legacy AON Shareholder. During the three months ended March 31, 2024 and 2023, the Company purchased from the related party approximately $311.0 million and $243.0 million, respectively. These purchases were approximately 88% and 87% as a percentage of cost of revenue for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, the Company had $183.0 million and $102.1 million, respectively, included in accounts payable for invoices from the related party, representing 97% of accounts payable at each period-end.

12. Equity-Based Compensation

The Company maintains a single equity incentive plan, the “2023 Incentive Equity Plan”, which was adopted by the Board of Directors and approved by stockholders in connection with the Business Combination. A total of 5,300,000 shares were authorized under the 2023 Incentive Equity Plan. The number of shares of common stock available for issuance under the 2023 Incentive Equity Plan will be increased annually on the first day of each fiscal year during the term of the 2023 Incentive Equity Plan by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At March 31, 2024, 2,044,394 shares were available for grant under the 2023 Incentive Equity Plan. The purpose of the 2023 Incentive Equity Plan is to attract and retain personnel for positions with the Company, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The Plan permits the grant of Incentive Stock Options (“ISO”) to any ISO Employee and the grant of Non statutory stock options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Performance Awards to any Service Provider.

Restricted Stock Units

The Company granted 3,759,459 Restricted Stock Units (“RSUs”) to employees during the three months ended March 31, 2024.

A summary of the RSU activity during the three month period ending March 31, 2024 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	3,759,459	$5.73
Vested	(2,289,181)	$5.80
Forfeited	—	$—
Outstanding as of March 31, 2024	1,470,278	$5.67

The Company recognized $13.3 million in stock-based compensation expense related to outstanding RSUs during the three months ended March 31, 2024.

As of March 31, 2024, there was approximately $8.2 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

The fair value of the RSUs is determined on the date of the grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock, upon vesting. Portions of the RSUs granted vest immediately with others vesting over one to two years following the grant date, subject to the individual’s continued service to the Company through the applicable vesting date, and are subject to the terms and conditions on the Company’s form of RSU agreement under the 2023 Incentive Equity Plan.

13. Equity

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

The following table summarizes the changes to AON LLC’s Class A, Class A-1, and Class B Units for the three months ended March 31, 2023.

in thousands, except for share and per share amounts	Three Months Ended March 31, 2023
Class A Units, value
Beginning of Period	$7,725
Issuance of Units	—
Impact of the Reverse Recapitalization	—
End of Period	$7,725

Class A Units, units
Beginning of Period	19,495,376
Issuance of Units	—
Impact of the Reverse Recapitalization	—
End of Period	19,495,376

Class A-1 Units, value
Beginning of Period	$28,500
Issuance of Units	—
Impact of the Reverse Recapitalization	—
End of Period	$28,500

Class A-1 Units, units
Beginning of Period	1,842,520
Issuance of Units	—
Impact of the Reverse Recapitalization	—
End of Period	1,842,520

Class B Units, value
Beginning of Period	$80
Equity based compensation	—
Impact of the Reverse Recapitalization	—
End of Period	$80

Class B Units, units
Beginning of Period	4,703,628
Units Vested	—
Impact of the Reverse Recapitalization	—
End of Period	4,703,628

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

Series A Preferred Stock (Mezzanine Equity)

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which outside of the Company’s control). As a result, the Company has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. At the closing of the Business Combination, the Company exchanged existing AON LLC Class C Units for Series A Preferred Stock in the Company. Based on the qualitative changes to the instrument, this exchange is considered an extinguishment for accounting purposes, with the Company recording a deemed dividend of $2.1 million to account for the difference between the carrying value of the Class C Units and the fair value of the Series A Preferred Stock at the transaction date. This amount is reflected in the December 31, 2023 condensed consolidated statements of mezzanine and stockholders’ equity as part of the reverse recapitalization, net. See further discussion on the PIK Dividend discussed below.

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

On September 20, 2023, the Company issued 6,651,610 Series A Preferred Stock to AEA Growth Management LP. The number of Series A Preferred Stock shares issued at the Closing of the Business Combination was equal to the aggregate Class C Liquidation Preference pursuant to the Business Combination Agreement. As a result, the issuance of the Series A Preferred Stock effectively included an in-kind payout (“PIK”) of the accrued dividend since the calculation of the amount issued was based on the Class C Liquidation Preference. As of the Closing, the Company recorded a dividend of 151,610 Series A Preferred Stock PIK shares with respect to the accrued dividends on the Series A Preferred Stock (the "PIK Dividend") in the December 31, 2023 condensed consolidated statements of mezzanine and stockholders’ equity.

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

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock and represents the period from January 1, 2024 to March 31, 2024, the period where the Company had Class A and Class B common stock outstanding. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As such, basic and diluted loss per share is computed using the two-class method. For additional information, see Notes 1 and 2.

Basic loss per share is based on the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of Class A Common Stock used for the basic loss per share calculation, adjusted for the dilutive effect of Public and Private Warrants, Restricted Stock Units, and Sponsor Earnouts, if any, using the “treasury stock” method and the convertible Series A Preferred Stock, Class B Common Stock, and Class B Prefunded Warrants, if any, using the “if-converted” method. Net loss for diluted loss per share is adjusted for the Company’s share of AON LLC’s consolidated net loss, net of AON Inc. taxes, after giving effect to Class B Common Stock and Class B Prefunded Warrants that are exchanged into potential shares of Class A Common Stock, Public and Private Warrants that are liability classified, and Series A Preferred Stock that accrue dividends, to the extent it is dilutive.

Net loss attributable to Class A Common Stockholders for basic and diluted earnings per share	$(7,841,000)
Series A Preferred Cumulative Dividends	(1,360,180)
Undistributed loss for basic earnings per share	$(9,201,180)
Weighted-average shares for basic earnings per share	7,527,882
Basic and Diluted loss per share of Class A Common Stock	$(1.22)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share for the period presented as they were anti-dilutive. Note that the Sponsor Earnouts are excluded from the calculation of weighted-average shares for diluted loss per share as the contingency had not been met as of the period end.

Series A Preferred Stock	6,651,610
Class B Common Stock	23,725,998
Class B Prefunded Warrants	3,000,245
Public and Private Warrants	14,450,833
Restricted Stock Units	1,470,278

15. Redeemable Noncontrolling Interest

Legacy AON Shareholders own 26,726,243 AON LLC Common Units, equal to a 61.1% of the economic interest in AON LLC. Legacy AON Shareholders also own 23,725,998 shares of Class B Common Stock and 3,000,245 Class B Prefunded Warrants, which, together with the AON LLC Common Units, may be redeemed at the option of the Legacy AON Shareholder on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by New AON. If New AON elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than ten (10) business days after the redemption notice date. Upon the redemption of the AON LLC Common Units and Class B
Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. The redemption value is determined based on a five-day volume weighted average price (”VWAP”) of the Class A common shares, subject to customary conversion rate adjustments for share splits, share dividends, and similar events affecting Class A Common Stock.

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

The redeemable noncontrolling interest is recognized at the greater of (1) its initial fair value plus accumulated earnings/(losses) associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2024, the redeemable noncontrolling interest was recorded based on its redemption value of $157.7 million which exceeded its carrying value by $15.6 million. This measurement adjustment decreased additional paid in capital by $9.7 million and retained deficit by $5.9 million. At the end of each reporting period, AON LLC equity attributable to AON Inc. and the Legacy AON Shareholders is rebalanced to reflect AON Inc.’s and the Legacy AON Shareholder’s ownership in AON LLC.

The following table summarizes the economic ownership of AON LLC, for the period beginning December 31, 2023 and ending March 31, 2024.

	Period beginning December 31, 2023 and ending March 31, 2024
	AON LLC Units
	AON Inc.	Legacy AON Shareholders	Total
Beginning of Period	13,330,051	28,109,796	41,439,847
Issuances	2,289,181	—	2,289,181
Repurchases	(16,441)	—	(16,441)
Redemptions	1,383,553	(1,383,553)	—
Total Units Issued	16,986,344	26,726,243	43,712,587
End of Period	16,986,344	26,726,243	43,712,587
Allocation of income to controlling and noncontrolling interests	38.9%	61.1%	100%
Allocation of losses to controlling and noncontrolling interests (1)	23.0%	77.0%	100%
(1) As discussed in Note 13, Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As a result, the consolidated net loss of AON LLC, during the period of January 1, 2024 through March 31, 2024, were allocated to the NCI to reflect the absorption of the Legacy AON Shareholders to a portion of the consolidated net loss of AON LLC. Net losses were not attributed to Series A Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which AON’s management believes is relevant to an assessment and understanding of AON’s results of operations and financial condition. You should read the following discussion and analysis of AON’s financial condition and results of operations together with AON’s condensed consolidated unaudited financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 that are included in this Quarterly Report. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021, together with the related notes thereto, found in our Annual Report on Form 10-K, dated and filed with the SEC on March 28, 2024 and which is available on the SEC’s website at www.sec.gov.

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
Overview
Since its inception in 2018, AON has offered an innovative model of physician-led, community-based oncology management. AON preserves and elevates community oncology by helping its physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. We are an alliance of physicians and veteran healthcare leaders partnering to ensure the long-term success and viability of oncology diagnosis and treatment in community-based settings. As of March 31, 2024, we have approximately 220 physicians and advanced practice providers across 91 locations in 19 states and the District of Columbia. Our robust platform provides oncology practices with comprehensive support, access to revenue- diversifying adjacent services and practice management expertise to empower physicians to make cancer care better for every patient.
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

The Business Combination
Digital Transformation Opportunities Corp. (“DTOC”), American Oncology Network, LLC (“AON LLC”), GEF AON Holdings Corp. (“AON Class C Preferred Investor”), and DTOC Merger Sub, Inc., a direct, wholly owned subsidiary of DTOC (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement” or “Reverse Recapitalization”), dated as of June 14, 2023 (which further amended and restated the Business Combination Agreement entered into by DTOC and AON as of October 5, 2022, and amended and restated on January 6, 2023, and April 27, 2023), pursuant to which, among other transactions, on September 20, 2023 (the “Closing Date”), DTOC and AON undertook a series of transactions (the “Business Combination”) resulting in the organization of the combined post-business combination company as an umbrella partnership C corporation, in which substantially all of the assets and the business of the combined company are held by AON LLC, and DTOC became a member of AON LLC. In connection with the closing of the Business Combination (“the Closing”), DTOC changed its name to “American Oncology Network, Inc.”. The Business Combination was completed on September 20, 2023.

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
Basis of Presentation

For the three months ended March 31, 2024, these condensed consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON Inc. and its wholly-owned subsidiaries. The consolidated balance sheet at March 31, 2024 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost. All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

For the three months ended March 31, 2024, $7.8 million of the consolidated net loss of AON Inc. were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 23.0% of the consolidated net loss of AON LLC.

For the three months ended March 31, 2024, $17.2 million of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 77.0% of the consolidated net losses of AON LLC.

For the three months ended March 31, 2023, $1.5 million of the consolidated net losses of AON LLC were attributable to the Legacy AON Stockholders, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023 Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Patient service revenue, net	$361,508	$301,773	$59,735	19.8%
Other revenue	2,831	1,958	873	44.6%
Total revenue	$364,339	$303,731	$60,608	20.0%
For the three months ended March 31, 2024 and 2023 revenue increased $60.6 million, or 20.0%, primarily due to a $59.7 million increase in patient service revenue and a $0.9 million increase in other revenue.

Patient service revenue, net
For the three months ended March 31, 2024 and 2023 the $59.7 million increase in revenue is largely attributable to an increased revenue per encounter of 12.8% driving $41.0 million of the revenue increase. $18.7 million of increase in patient service revenue was due to increase of patient encounters of 7.1% seen within the period. This revenue growth was constrained in part by approximately $4.1 million of incremental implicit price concessions associated with accounts receivable in our legacy billing system as the Company transitioned its billing and collection efforts to a new billing system in the fourth quarter of 2023.
Other revenue
For the three months ended March 31, 2024 and 2023 other revenue increased $0.9 million due to an increase in service arrangements and data contracts.

Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of revenue	$354,948	$278,534	$76,414	27.4%
General and administrative expenses	28,277	23,717	4,560	19.2%
Transaction expenses	352	1,971	(1,619)	*
Total costs and expenses	$383,577	$304,222	$79,355	26.1%
* — % not meaningful
For the three months ended March 31, 2024 and 2023, operating expenses increased $79.4 million, or 26.1%, due to a $76.4 million increase in cost of revenue, and a $4.6 million increase in general and administrative expenses offset by a $1.6 million decrease in transaction expenses.
Cost of revenue
For the three months ended March 31, 2024 and 2023, cost of revenue increased $76.4 million which was primarily driven by drug and medical supply costs, due to both increased patient encounters and cost per encounter. The volume of patient encounters at our practices increased cost of revenue by $14.9 million, and the cost per encounter drove a $42.8 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required. In March 2024, the Company issued Restricted Stock Units (“RSUs”) under the 2023 Equity Incentive Plan to employees of the Company with various vesting periods including RSUs that vest immediately, over a period of one year, and over a period of two years. The Company recognized $13.3 million of equity-based compensation expense associated with the March 2024 grant of RSUs, substantially all of which was related to RSUs that vested immediately upon grant. There was no stock-based compensation expense recognized during the three months ended March 31, 2023. Refer to Note 12, Equity-Based Compensation, for further discussion.
General and administrative expense
For the three months ended March 31, 2024 and 2023, the $4.6 million increase in general and administrative expenses was driven by a $1.1 million increase in revenue cycle costs associated with the Company’s growth and optimization of our revenue cycle function as well as $0.9 million of increase seen in computer expense as a result of Company’s AthenaIDX RCM conversion and dual RCM costs within the quarter. The company saw an increase of $1.4 million in insurance and accounting fees as a result of being publicly traded as well as $1.5 million increase in operating costs related to legal costs, office expenses, contract labor, licenses, and travel expenses relative to Company growth.
Transaction expense
For the three months ended March 31, 2024 and 2023, the Company saw a $1.6 million decrease in transaction expenses driven by the legal, accounting, and consulting fees incurred by the Company due to the Business Combination that closed in September of 2023.

Other Income (Expense)

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense	$(1,763)	$(1,417)	$(346)	24.4%
Interest income	793	57	736	*
Other (expense) income, net	(1,908)	466	(2,374)	*
Total other expense	$(2,878)	$(894)	$(1,984)	*
* — % not meaningful
Interest expense
The increase in interest expense for the three months ended March 31, 2024 was due to an increase in interest rates resulting from an increase in the federal funds rate from 4.75% in the first quarter of 2023 to 5.50% in the first quarter of 2024.
Interest income
The increase in interest income for the three months ended March 31, 2024 was due to interest Company earned as a result of investment activity.
Other (expense) income, net
For the three months ended March 31, 2024 and 2023 the increase in other expense is attributable to a non-cash charge of $1.6 million related to the fair value adjustment of the Public and Private Warrant liabilities.
Income taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Provision for income taxes	$2,894	$—	$2,894	*
Effective tax rate	(13.1)%	—%		*
* — % not meaningful
The change to the income tax provision for the three months ended March 31, 2024 compared to the income tax provision for the three months ended March 31, 2023 was primarily a result of the transaction closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure. As of December 31, 2023, the Company recognized a deferred tax asset related to its investment in the American Oncology Network, LLC partnership. As of March 31, 2024, the Company updated its valuation allowance assessment based on new factors including its year-to-date loss and forecasted loss at the American Oncology Network, LLC partnership legal entity. Based on its updated valuation allowance assessment, the Company recorded a discrete valuation allowance against its investment in partnership deferred tax asset during the three months ending March 31, 2024.

Our Adjusted EBITDA for recent comparative periods is presented as follows:
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Net loss	$(24,961)	$(1,486)	$(23,475)	*
Interest expense, net	970	1,360	(390)	(28.7%)
Depreciation and amortization	2,506	2,207	299	13.5%
Income tax expense	2,894	—	2,894	*
Equity-based compensation	13,353	—	13,353	*
Revenue cycle transformation (a)	4,736	—	4,736	*
Gain/loss on derivative liabilities	1,590	—	1,590	*
Transaction expenses (b)	352	1,971	(1,619)	(82.1%)
Acquisition related costs (c)	522	—	522	*
Adjusted EBITDA	$1,962	$4,052	$(2,090)	(51.6%)
* — % not meaningful
(a) During the three months ended March 31, 2024, represents approximately $4.1 million of incremental implicit price concessions associated with exiting a legacy billing system which commenced in the fourth quarter, and approximately $0.6 million of duplicative billing system costs as the legacy system is sunset.
(b) Transaction expenses are one-time non-recurring and are a result of expenses incurred in connection with the Business Combination.
(c) Costs associated with activity related to M&A deals that have been completed and/or are to be completed.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through the issuance of membership units and long-term debt, and to a lesser extent, cash flows from operations. As discussed below, on June 7, 2023, the Company entered into an agreement to issue Class C Preferred Units for net proceeds of approximately $64.5 million. As of March 31, 2024, the Company had $74.9 million of cash and cash equivalents, $30.1 million of short-term marketable securities, $80.9 million in outstanding long-term indebtedness, and $1.0 million of availability under its PNC Line of Credit.
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
2024 Debt Financing Activity
On January 16, 2024, AON entered into Amendment 8 to its PNC Loan Facility in order to modify the agreement to reflect that transfers of AON LLC units between AON LLC members to AON Inc. or the holder of a majority of AON Inc.’s Series A Preferred Stock, do not trigger a change of control, as defined therein, consistent with the intention of the parties to the PNC Loan Facility. In addition, Amendment 8 also amended the delinquency ratio threshold used to calculate certain debt covenants.
Cash Flows
Historical information regarding sources of cash and capital expenditures in recent periods and analysis of those sources and uses is provided below.

Cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Net cash (used in) provided by operations	$45,137	$(329)	$45,466	*
Net cash (used in) provided by investing activities	1,522	(2,643)	4,165	*
Net cash used in financing activities	(254)	(105)	(149)	*
* — % not meaningful
Cash flows from operating activities

The primary sources and uses of our operating cash flow are operating income or operating losses, net of any non-cash items such as stock-based compensation, and depreciation and amortization. The timing of collections of accounts receivable and the payment of accounts payable, and other working capital items can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities increased by $45.5 million during the three-month period ended March 31, 2024 compared to the three month period ended March 31, 2023, primarily due to:

•The comparative provision of cash of $56.4 million from accounts payable, primarily associated with the timing of $48.3 million of vendor payments for drug purchases during the first quarter of 2024 that were deferred until the second quarter of 2024.

•The comparative provision of cash of $13.6 million associated with the timing of collections of patient accounts receivable, net.

•An increase in loss from operations during the three month period ended March 31, 2024, net of changes in non-cash items such as stock compensation, as well as the comparative usage of cash related to other working capital items.
Cash flows from investing activities
Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2024 compared to $2.6 million used in for the comparable period for 2023. The increase in cash provided period over period was primarily attributable to the following:
•Purchases of marketable securities for the three months ended March 31, 2024 of $7.1 million were offset by sales of marketable securities of $12.6 million. Purchases of marketable securities for the three months ended March 31, 2023 were $1.4 million offset by sales of $1.4 million during this period. This difference resulted in approximately a $5.6 million increase in cash provided between periods.
•The $1.4 million increase in purchases of property and equipment during the three months ended March 31, 2024, compared to 2023 further increased the cash provided between periods.
Cash flows from financing activities
Net cash used in financing activities was $0.3 million for the three months ended March 31, 2024 compared to net cash used in financing activities of $0.1 million for the comparable period for 2023.
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

Material Cash Requirements
Based on the Company’s borrowings under the long-term debt arrangement as of March 31, 2024, the Company expects future cash outflows related to interest expense (based on Bloomberg Short-Term Bank Yield Index rate of 7.09% as of March 31, 2024) of $4.3 million for the remainder of 2024 and $5.8 million in 2025.
The Company also expects a cash outflow of $81.3 million related to the repayment of principal when the PNC Loan Facility matures in June of 2026.
The Company expects the following cash flows related to operating leases with third parties: $4.9 million in 2024, $7.4 million in 2025, $6.9 million in 2026, $5.8 million in 2027, $4.4 million in 2028, and $17.4 million thereafter.
The Company expects the following cash flows related to operating leases with related parties: $2.1 million in 2024, $2.7 million in 2025, $2.7 million in 2026, $2.5 million in 2027, $1.8 million in 2028, and $1.7 million thereafter.
Cash outflows related to certain vendor contracts with committed expenditures are expected to total approximately $1.6 million. The timing of the expenditures is as follows: $1.6 million in 2024.
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
Interest Rate Risk
Certain of AON’s outstanding indebtedness bears interest at a floating rate. As a result, AON may be exposed to fluctuations in interest rates to the extent of its borrowings under these arrangements. AON does not currently engage in any hedging or derivative instruments to attempt to offset this risk. Based on the total amount of variable debt outstanding as of March 31, 2024, if the Bloomberg Short-Term Bank Yield Index increased by 1.0% due to normal market conditions, AON’s interest expense will increase by approximately $0.8 million per annum.
AON had $81.3 million of borrowings under loans with variable rates as of March 31, 2024.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in designing and evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 28, 2024, our disclosure controls and procedures were not effective as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses.
Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K, dated and filed with the SEC on March 28, 2024, as of and for the year ended December 31, 2023 (the “2023 Annual Report”).

As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report. Any of the risks discussed in these reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

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

AMERICAN ONCOLOGY NETWORK, INC.

By:	/s/ Todd Schonherz
Name:	Todd Schonherz
Title:	Chief Executive Officer
Dated:	May 15, 2024