Form 10-Q
period 2024-06-30
American Oncology Network, Inc.
filed 2024-08-14
CIK 1839998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-04177
American Oncology Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3984427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14543 Global Parkway, Suite 110, Fort Myers, Florida	33913
(Address of Principal Executive Offices)	(Zip Code)
(833) 886-1725
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001, per share	AONC	NONE
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	AONCW	NONE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 12, 2024, the registrant had outstanding 15,871,684 shares of Class A common stock, inclusive of the Sponsor Earnout shares, and 20,445,123 shares of Class B common stock.

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

These forward-looking statements involve a number of risks, uncertainties (many of which are beyond the control of AON), or other assumptions that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in AON’s filings with the Securities and Exchange Commission, including “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The risks described in the “Risk Factors” sections are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can AON assess the impact of all such risk factors on the business of AON, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The statements made herein are made as of the date of this Quarterly Report and, except as may be required by law, AON undertakes no obligation to update them, whether as a result of new information, developments, or otherwise.
i

Part I - Financial Information

Item 1. Financial Statements
American Oncology Network, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$33,818	$28,539
Short-term marketable securities	21,391	35,389
Patient accounts receivable, net	125,421	129,151
Inventories	54,280	44,569
Other receivables	60,928	34,274
Prepaid expenses and other current assets	8,250	4,277
Current portion of notes receivable - related parties	2,174	1,604
Total current assets	306,262	277,803

Property and equipment, net	42,510	40,439
Operating lease right-of-use assets, net (1)	50,609	43,349
Notes receivable - related parties	-	1,150
Other assets	18,005	7,588
Goodwill	10,900	1,230
Intangibles, net	2,476	-
Deferred tax asset, net	-	2,894
Total assets	$430,762	$374,453

Liabilities, Mezzanine Equity, and Stockholders' Equity
Current liabilities
Accounts payable (2)	$189,483	$127,645
Accrued compensation related costs	11,640	11,410
Accrued other	18,202	22,327
Income tax payable	971	971
Current portion of operating lease liabilities (3)	7,450	6,692
Current portion of long-term debt	3,809	-
Total current liabilities	231,555	169,045

Long-term debt, net	88,241	80,641
Long-term operating lease liabilities (4)	46,167	39,803
Other long-term liabilities	10,948	14,251
Total liabilities	$376,911	$303,740

Mezzanine equity

Series A convertible preferred stock; $0.0001 par value; 7,500,000 shares authorized; 6,651,610 issued and outstanding at June 30, 2024 and December 31, 2023, with an aggregate liquidation preference of $70,744,488 and $68,009,015 at June 30, 2024 and December 31, 2023, respectively.	64,986	64,986
Redeemable noncontrolling interest	28,331	167,025

Stockholders' equity
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; 13,495,847 and 9,517,816 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	1	1
Class B Common Stock; $0.0001 par value; 100,000,000 shares authorized; 20,571,323 and 25,109,551 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	3	3
Additional paid-in capital	27,074	-
Treasury stock, at cost, 122,743 shares at June 30, 2024 and 14,729 shares at December 31, 2023	(368)	-
Accumulated other comprehensive income	26	81
Retained deficit	(66,720)	(161,812)
Total AON stockholders' deficit	(39,984)	(161,727)
Noncontrolling interest	518	429
Total deficit	$(39,466)	$(161,298)
Total liabilities, mezzanine equity, noncontrolling interest, and stockholders' equity	$430,762	$374,453
(1)Includes related party operating right-of-use assets, net of $15,605 and $10,931 at June 30, 2024 and December 31, 2023, respectively
(2)Includes amounts due to related party of $178,460 and $120,857 at June 30, 2024 and December 31, 2023, respectively
(3)Includes related party current portion of operating lease liabilities of $3,524 and $1,888 at June 30, 2024 and December 31, 2023, respectively
(4)Includes related party long-term operating lease liabilities of $10,712 and $9,472 at June 30, 2024 and December 31, 2023, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Patient service revenue, net	$431,750	$311,713	$793,258	$613,486
Other revenue	2,232	3,254	5,063	5,212
Total revenue	433,982	314,967	798,321	618,698
Costs and expenses
Cost of revenue (1)	404,589	291,399	759,537	569,933
General and administrative expenses (2)	36,738	23,915	65,015	47,633
Transaction expenses	664	3,312	1,016	5,282
Total costs and expenses	441,991	318,626	825,568	622,848
Loss from operations	(8,009)	(3,659)	(27,247)	(4,150)

Other income (expense)
Interest expense	(1,833)	(1,551)	(3,596)	(2,968)
Interest income	1,025	68	1,818	126
Other (expense) income, net	5,547	(4,846)	3,639	(4,380)
Loss before income taxes, equity loss in affiliate, and noncontrolling interest	(3,270)	(9,988)	(25,386)	(11,372)
Income tax expense (benefit)	(324)	-	2,570	-
Loss before equity loss in affiliate and noncontrolling interest	(2,946)	(9,988)	(27,956)	(11,372)
Equity in loss of affiliate	(179)	(118)	(130)	(219)
Net loss before noncontrolling interest	$(3,125)	$(10,107)	$(28,086)	$(11,591)
Net loss attributable to noncontrolling interest	(334)	-	(291)	-
Net loss before redeemable noncontrolling interest	(2,791)	(10,107)	(27,795)	(11,591)
Net loss and noncontrolling interest attributable to Legacy AON Stockholders prior to the reverse recapitalization	-	(10,107)	-	(11,591)
Net loss attributable to redeemable noncontrolling interest	(6,412)	-	(23,575)	-
Net income (loss) attributable to AON Inc.	$3,621	$-	$(4,220)	$-
Series A Preferred Cumulative Dividends	(1,375)	-	(2,735)	-
Undistributed net income to participating securities	(856)	-	-	-
Net income (loss) attributable to Class A Common Stockholders	$1,390	$-	$(6,955)	$-
Reallocation of net income (loss) attributable to Class A Common Stockholders as a result of the impact and conversion of dilutive securities	(5,556)	-	(23,575)	-
Net income (loss) attributable to Class A Common Stockholders for diluted earnings per share	$(4,166)	$-	$(30,530)	$-

Income (loss) per share of Class A Common Stock:
Basic	$0.12	$-	$(0.74)	$-
Diluted	$(0.11)	$-	$(0.84)	$-

Weighted average shares of Class A Common Stock Outstanding:
Basic	11,377,407	-	9,457,518	-
Diluted	37,089,605	-	36,430,441	-

Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(167)	24	(189)	88
Other comprehensive (loss) gain	(167)	24	(189)	88
Comprehensive loss	$(2,958)	$(10,083)	$(27,984)	$(11,503)
Other comprehensive loss attributable to Legacy AON Shareholders	—	(10,083)	—	(11,503)
Other comprehensive loss attributable to noncontrolling interests	(6,528)	—	(23,708)	—
Total comprehensive income (loss) attributable to AON Inc.	$3,570	$-	$(4,276)	$-
(1)Includes related party inventory expense of $364,664 and $253,083 and $675,541 and $500,569 for the three and six months ended June 30, 2024 and 2023, respectively.
(2)Includes related party rent of $672 and $679 and $1,378 and $1,358 for the three and six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Mezzanine and Stockholders’ Deficit
(Unaudited)($ in thousands, except share and per share data)

	Mezzanine Equity - Series A Preferred Stock		NCI(1)	Class A Common Stock		Class B Common Stock
In thousands (except share and per share data)	Stock	$		Stock	$	Stock	$	APIC(1)	Treasury Stock	AOCI(1)	Noncontrolling Interest	Retained Deficit	Total Equity (Deficit)
Balances at March 31, 2024	6,652	$64,986	$157,716	10,334,734	$1	23,725,998	$3	$8,164	(97)	$77	$852	$(175,594)	$(166,594)

Other comprehensive income			(116)							(51)			(51)
Equity based compensation & NCI rebalancing			30	116,725	—			1,276					1,276
Repurchases of Class A Common Stock				(110,287)					(271)				(271)
Capital contribution from noncontrolling interest member				—									—
Net loss			(6,412)								(334)	3,621	3,287
Fair value adjustment to redeemable noncontrolling interest			(114,949)					9,696				105,253	114,949
Redemptions of Class B Common Stock to Class A Common Stock			(7,938)	3,154,675		(3,154,675)		7,938					7,938
Balances at June 30, 2024	6,652	$64,986	$28,331	13,495,847	$1	20,571,323	$3	$27,074	(368)	$26	$518	$(66,720)	$(39,466)

Balances at December 31, 2023	6,652	64,986	167,025	6,678,441	1	25,109,551	3	—	—	81	429	(161,812)	(161,298)

Other comprehensive income	—	—	(133)	—	—	—	—	—	—	(55)	—	—	(55)
Equity based compensation & NCI rebalancing	—	—	429	2,405,906	—	—	—	10,972	—	—	—	—	10,972
Repurchases of Class A Common Stock	—	—	—	(126,728)	—	—	—	—	(368)	—	—	—	(368)
Capital contribution from noncontrolling interest member	—	—	—	—	—	—	—	—	—	—	380	—	380
Net loss	—	—	(23,575)	—	—	—	—	—	—	—	(291)	(4,221)	(4,512)
Fair value adjustment to redeemable noncontrolling interest	—	—	(99,313)	—	—	—	—	—	—	—	—	99,313	99,313
Redemptions of Class B Common Stock to Class A Common Stock	—	—	(16,102)	4,538,228	—	(4,538,228)	—	16,102	—	—	—	—	16,102
Balances at June 30, 2024	6,652	$64,986	$28,331	13,495,847	$1	20,571,323	$3	$27,074	(368)	$26	$518	$(66,720)	$(39,466)

In thousands (except share and unit data)	Mezzanine Equity - Convertible Preferred Class C		Class A		Class A-1		Class B
Three Months Ended June 30, 2023	Units	$	Units	$	Units	$	$	AOCI(1)	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balances at March 31, 2023	-	$-	19,495,376	$7,725	1,842,520	$28,500	$80	$(53)	$24,342	$-	$60,594
Net loss									$(10,105)		(10,105)
Issuance of Class C Units, net of offering costs	2,459	64,246									-
Class C derivative liability		(1,349)									-
Class A and A-1 preferred returns									(8,174)		(8,174)
Derivative liability on Class A-1 anti-dilution feature						2,540					2,540
Tax distributions									(260)		(260)
Capital contribution from noncontrolling interest member										134	134
Class A-1 distribution					439,176						-
Other comprehensive income								24			24
Balances at June 30, 2023	2,459	$62,897	19,495,376	$7,725	2,281,696	$31,040	$80	$(29)	$5,803	$134	$44,753

Six Months Ended June 30, 2023
Balances at December 31, 2022	-	$—	19,495,376	$7,725	1,842,520	$28,500	$80	$(117)	$25,828	$-	$62,016
Activity prior to reverse recapitalization
Net loss	-	-	-	-	-	-	-	-	(11,591)	-	(11,591)
Issuance of Class C Units, net of offering costs	2,459	64,246	-	-	-	-	-	-	-	-	-
Class C derivative liability	-	(1,349)	-	-	-	-	-	-	-	-	-
Class A and A-1 preferred returns	-	-	-	-	-	-	-	-	(8,174)	-	(8,174)
Derivative liability on Class A-1 anti-dilution feature	-	-	-	-	-	2,540	-	-	-	-	2,540
Tax distributions	-	-	-	-	-	-	-	-	(260)	-	(260)
Capital contribution from noncontrolling interest member	-	-	-	-	-	-	-	-	-	134	134
Class A-1 distribution	-	-	-	-	439,176	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	88	-	-	88
Balances at June 30, 2023	2,459	$62,897	19,495,376	$7,725	2,281,696	$31,040	$80	$(29)	$5,803	$134	$44,753

(1) The acronyms in the table above are defined as follows:
APIC - Accumulated paid in capital
AOCI - Accumulated other comprehensive income
NCI - Mezzanine equity classified noncontrolling interest

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands, except share and per share data)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(28,086)	$(11,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,890	4,308
Amortization of debt issuance costs	430	353
Amortization of postcombination compensation	352	-
Provision for income taxes	2,894	-
Equity in loss of affiliate	130	219
Amortization of operating right-of-use assets (1)	4,330	4,309
Changes in fair value adjustments of warrants and derivative liabilities	(2,888)	5,066
Equity-based compensation	11,400	-
Loss (gain) on sale and abandonment of property and equipment	760	(2)
Bargain purchase gain on acquisition of physician practice	(1,040)	-
Deferred taxes	(324)	-
Changes in operating assets and liabilities, net of business combinations:
Patient accounts receivable, net	3,730	(9,061)
Inventories (2)	(7,239)	(5,410)
Prepaid expenses and other current assets	(3,713)	(728)
Other receivables	(23,346)	(4,728)
Other assets	(4,948)	(2,430)
Accounts payable (3)	60,964	15,673
Accrued compensation related costs	2,944	2,710
Accrued other	(2,972)	1,199
Operating lease liabilities (4)	(4,467)	(3,784)
Other long-term liabilities	(2,590)	1,626
Net cash provided by (used in) operating activities	11,210	(2,271)
Cash flows from investing activities
Purchases of property and equipment and intangible assets	(8,176)	(6,899)
Proceeds from disposals of property and equipment	141	5
Acquisition of physician practices, net of cash acquired	(6,712)	-
Purchases of marketable securities	(17,710)	(2,280)
Proceeds from sales of marketable securities	31,961	2,235
Collections on notes receivable - related parties	305	630
Net cash used in investing activities	(191)	(6,309)
Cash flows from financing activities

Issuance of redeemable convertible Class C Units	-	64,996
Class A and A-1 preferred returns	-	(8,174)
Repayments on debt	(1,521)	-
Contribution from noncontrolling interest	-	134
Repurchases of Class A Common Stock	(368)	-
Payment of tax withholding obligation on net RSU settlement	(3,258)	-
Tax distributions	-	(260)
Repayments on finance lease liabilities	(593)	(233)
Cash paid for debt financing costs	-	(446)
Cash paid for offering costs on Class C issuance	-	(750)
Cash paid for offering costs on business combination	-	(905)
Net cash (used in) provided by financing activities	(5,740)	54,362
Net increase in cash and cash equivalents	5,279	45,782
Cash and cash equivalents
Beginning of period	28,539	26,926
End of period	$33,818	$72,708
Supplemental noncash investing and financing activities
Right-of-use assets and lease liabilities removed in termination of lease	$-	$1,023
Promissory note issued in connection with acquisition of physician practices	(6,550)	-
Promissory note issued in connection with asset acquisition	(1,420)	-
Changes in accounts payable for capital additions to property and equipment	(581)	-
Noncash consideration paid by assumption of note for purchase of physician practice	(4,530)
Contribution from noncontrolling interest	(380)	-
Derivative liability on issuance of Class C Units	-	1,349
Derivative liability on Class A-1 anti-dilution feature	-	2,540
(1)Includes related party amortization of operating right-of-use assets of $1,053 and $1,062 for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes changes in related party balances of ($9,225) and $(5,140) for the six months ended June 30, 2024 and 2023, respectively.
(3)Includes changes in related party balances of $57,603 and $15,718 for the six months ended June 30, 2024 and 2023, respectively.
(4)Includes changes in related party balances of ($1,313) and ($1,303) for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements

1.Business

American Oncology Network, Inc. (“AON”, “New AON”, “AON Inc.”, or the “Company”), through its subsidiary companies and variable interest entities (together, “its subsidiaries”), is an alliance of physicians and seasoned healthcare leaders who provide comprehensive oncology services across 35 oncology practices located in twenty states (Arizona, Arkansas, Florida, Georgia, Hawaii, Iowa, Idaho, Indiana, Louisiana, Maryland, Missouri, Michigan, North Carolina, Nevada, Nebraska, Ohio, South Carolina, Texas, Virginia, Washington, and the District of Columbia). The Company also provides expertise in drug procurement and payor contracting, along with practice diversification through centralized laboratory and pathology services, as well as specialty pharmacy services, clinical research, radiation oncology, and imaging. During the six months ended June 30, 2024, the Company entered into affiliation agreements with or acquired the following oncology practices. The Company did not enter into any affiliation agreements or complete any acquisitions of oncology practices during the six months ended June 30, 2023.

Six Months Ended June 30, 2024
State
Maryland (a)
Texas (a)
Hawaii (b)
Georgia (b)
(a)The Company entered into affiliation agreements with the physicians for these respective practices. The Company evaluated each of the affiliation agreements and determined that the transactions did not represent a business combination.
(b)The Company completed acquisitions which were accounted for as business combinations with the physicians for these respective practices (See Note 5 for further discussion).
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

Accounting Treatment for the Business Combination

As AON LLC does not meet any of the characteristics of a VIE under Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”) the Business Combination was evaluated under ASC 805, Business Combinations (“ASC 805”). Notwithstanding the legal form of the Business Combination pursuant to the Business Combination Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, DTOC was treated as the acquired company and AON LLC was considered the acquirer for financial statement reporting purposes. AON LLC was determined to be the accounting acquirer based on, in summary, an evaluation of the following primary facts and circumstances:

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

Transaction Expenses

In connection with the Reverse Recapitalization, AON LLC and New AON incurred costs of $0.7 million and $3.3 million during the three months ended June 30, 2024 and 2023, respectively. AON LLC and New AON incurred costs of $1.0 million and $5.3 million during the six months ended June 30, 2024 and 2023, respectively. These costs were reported as transaction expenses in the condensed consolidated statements of operations and comprehensive income (loss).

2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Management believes the unaudited condensed consolidated financial statements for the interim periods presented contain all necessary adjustments, of a normal recurring nature, to state fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with such audited consolidated financial statements and related notes thereto of AON Inc. and its wholly-owned subsidiaries, included in the Annual Report on Form 10-K, dated and filed on March 28, 2024 with the SEC (the “Annual Report 2023"). Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results the Company expects for the entire year.

For the three and six months ended June 30, 2024, these unaudited condensed consolidated financial statements reflect the consolidated results of operations, comprehensive (income) loss, cash flows and changes in equity of AON Inc. and its wholly-owned subsidiaries. The condensed consolidated balance sheet at June 30, 2024 presents the financial condition of AON Inc. and its consolidated subsidiaries.

For the three and six months ended June 30, 2023, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive (income) loss, cash flows and changes in equity of AON LLC. The condensed consolidated balance sheet as of December 31, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries after the Reverse Recapitalization. All intercompany balances and transactions of AON LLC have been eliminated.

In accordance with ASC 805 the historical equity of AON LLC has been recasted in all periods up to the Closing Date, to reflect the number of shares of New AON’s Class A Common Stock and Class B Common Stock issued to Legacy AON Shareholders in connection with the Reverse Recapitalization. The Company recasted the units outstanding related to the historical AON LLC Class A, Class A-1, and Class B units prior to the Reverse Recapitalization (“Historical AON LLC Equity”) as common equity of New AON, equal to the Per Company Class Unit Exchange Ratio, pursuant to the Business Combination Agreement.

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

For the three and six months ended June 30, 2024, $3.6 million of the consolidated net income of AON LLC and $4.2 million of the consolidated net loss of AON LLC, respectively, were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 30.7% and 25.9%, respectively, of the consolidated net income and loss of AON LLC. For the three and six months ended June 30, 2024, $6.4 million and $23.6 million, respectively, of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 69.3% and 74.1% of the consolidated net losses of AON LLC.

For the three and six months ended June 30, 2023, $10.1 million and $11.6 million, respectively, of the consolidated net losses of AON LLC were attributable to the Legacy AON Stockholders, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization.

Principles of Consolidation
For the period of January 1, 2024 through June 30, 2024, the condensed consolidated financial statements include the accounts of the Company, American Oncology Network, LLC (“AON LLC”), and its wholly owned subsidiary American Oncology Management Company, LLC (“AOMC”), and its consolidated variable interest entities (“VIEs”) American Oncology Partners, P.A. (“AON Partners”), American Oncology Partners of Maryland, P.A. (“Partners of Maryland”), AON Central Services, LLC (“AON Central Services”), and Meaningful Insights Biotech Analytics, LLC (“MIBA”). All intercompany accounts and transactions between the entities have been eliminated in consolidation.

The accounting treatment of the Business Combination was a Reverse Recapitalization.

For the periods prior to the Reverse Recapitalization, the consolidated financial statements of the Company comprise the accounts of AON LLC and its wholly-owned subsidiaries. All intercompany accounts and transactions among AON LLC and its consolidated subsidiaries were eliminated.
The Company accounts for American Oncology Network, LLC, AON Partners, Partners of Maryland, AON Central Services, and MIBA in accordance with Financial Accounting Standards Board (“FASB”) ASC 810. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a VIE. A VIE is broadly defined as an entity that has any of the following three characteristics: (i) the equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (ii) substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights; or (iii) the equity investors as a group lack any of the following, the power through voting or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity. The Company consolidates a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively, if any.

AON LLC has contractual relationships with AON Partners, Partners of Maryland and AON Central Services and the physician owners through management service agreements (“MSAs”) and other contractual agreements to provide all practice management services outside of medical services provided by the physicians. In addition, despite not being required by the contractual relationships, AON LLC regularly provides funding to support AON Partners and Partners of Maryland’s operations and acquisitions of physician practices. AON Central Services was formed July 15, 2022 and, effective January 1, 2023, entered into an agreement with AOMC to provide qualified non-clinical and non-medical employees to AOMC to support the operation of the physician practices. MIBA was established during the first quarter of 2023 for the purpose of developing intellectual property to synergize the collection, de-identification, and dissemination of the Company’s patient data for sale to external parties for research, development, and clinical decisions. In May 2023, the Company contributed $0.2 million for a 56% interest in the equity of MIBA. As of June 30, 2024, MIBA had no significant operating activity. The Company concluded that AON LLC had a controlling financial interest in MIBA and has consolidated the entity at June 30, 2024 and recorded the noncontrolling interest in equity.
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
Revenue Recognition
Revenue is recognized under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). The Company determines the transaction price based upon standard charges for goods and services with anticipated consideration due from patients, third-party payors (including health insurers and government agencies) and others. The Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient visits and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and most procedures, are satisfied over the time of visit which is the same day services are performed. Performance obligations relating to pharmacy revenue are considered fully satisfied at a point in time upon the customer receiving delivery of the prescription. Accordingly, the Company does not anticipate a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and any such revenue recognized during the three and six month periods ended June 30, 2024 and 2023 was immaterial. Additionally, the Company does not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2024 and December 31, 2023. Approximately $229.5 million and $227.0 million and $545.6 million and $444.8 million of the Company’s revenues are generated from services performed during patient visits with the remainder primarily generated from shipments of pharmacy prescriptions for the three and six month periods ended June 30, 2024 and 2023, respectively.
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
The Company monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined. For the three and six month periods ended June 30, 2024 and 2023, such resulting historic adjustments have been immaterial to the condensed consolidated financial statements.
In assessing who is the principal in providing patient services and pharmacy prescriptions, the Company considered who controls the provision of services and prescriptions. The Company has determined they are acting as a principal in these relationships.
In April 2022, the Company entered into an arrangement to sponsor and manage a clinical trial. The Company subsequently contracted with a third-party to provide the clinical research services and is the principal in this arrangement. The performance of clinical research services are considered a single performance obligation because the Company provides a highly-integrated service. Revenue is recognized for the single performance obligation over time due to the Company’s right to payment for work performed to date. The contract provides for invoices based on predetermined milestones.

The Company uses the cost-to-cost measure of progress for the Company’s contract because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. For this method, the Company compares the contract costs incurred to date to the estimated total contract costs through completion. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs and reimbursable costs based on the scope of the work, the complexity of the study, the geographical location involved and the Company’s historical experience. The estimated total contract costs at the project level are reviewed and revised periodically throughout the life of the contract, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are identified. Contract costs consist primarily of direct labor and other reimbursable project-related costs such as travel, third-party vendor costs and investigator fees. The Company establishes pricing based on the Company’s internal pricing guidelines, discount agreements, if any, and negotiations with the client. The transaction price is the contractually defined amount. Revenue related to the clinical trial, which is included within other revenue, was $0.0 million and $1.5 million and $0.5 million and $1.5 million for the three and six months ended June 30, 2024 and 2023, respectively. This arrangement concluded during the three months ended June 30, 2024.
The Company has a system and estimation process for recording Medicare net patient service revenue and estimated recoupments as it relates to value-based care (“VBC”) revenue included in patient service revenue in the condensed consolidated statements of operations and comprehensive (income) loss. The Company’s VBC revenue is primarily generated through its participation in the CMS Oncology Care Model (“OCM”) which is an episode-based payment model to promote high-quality cancer care. Participants enter six-month episode periods, and the Company bills a monthly fee during the six-month period based on a fixed rate per participant per month and the total number of participants. Certain quality and compliance metrics are tracked as part of the program and submitted to CMS at the end of the episode period which may result in recoupment of funds. The Company estimates the recoupment amount by developing a recoupment percentage for each period based on historical known recoupment from CMS and applies the recoupment percentage against total fees for the period. Based on the estimate, the Company accrues a liability representing the expected final recoupments based on historical settlement trends.
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
Certain of our available-for-sale securities are debt securities. For an available-for-sale debt security with an amortized cost that exceeds its fair value, the Company first determines if it intends to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If it intends to sell or will more-likely-than-not be required to sell the security, then the Company recognizes the impairment as a credit loss in the condensed consolidated statements of operations and comprehensive (income) loss by writing down the security’s amortized cost to its fair value. If it does not intend to sell or it is not more-likely-than-not that it will be required to sell the security before the expected recovery of its amortized cost, the Company recognizes the portion of the impairment that is due to a credit loss, if any, in the condensed consolidated statements of operations and comprehensive (income) loss through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive (income) loss as an unrealized loss.
Equity Investment in Affiliate
In January 2023, the Company contributed noncash consideration, with a fair value of approximately $2.3 million, in return for a 49% equity interest in OCP Management Arizona, LLP. Investments in entities over which the Company has the ability to exercise significant influence but does not control the entity are accounted for using the equity method. Equity method investments are included with other assets in the condensed consolidated balance sheets. The carrying amount of the investment is adjusted to reflect the Company’s proportionate share of the net earnings or losses and reduced by any dividends received. The Company’s share of income or loss related to this investment is reported as an equity in loss of affiliate in the condensed consolidated statements of operations and comprehensive (income) loss.
Noncontrolling Interests
The Company consolidates the results of entities in which it has a controlling financial interest. Refer to Note 15 for additional considerations and presentation for noncontrolling interest.
Mezzanine Equity

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which is outside of the Company’s control). As a result, Management has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. As of June 30, 2024, the Preferred Stock are recorded at their initial carrying value, net of offering costs of $0.8 million. The Series A Preferred Stock are not being accreted to redemption value, as the redemption is not probable. The Series A Preferred Stock are classified outside of members’ equity on the consolidated balance sheets. Refer to Note 14 for mezzanine equity presentation considerations for redeemable noncontrolling interest.
Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of accumulated paid in capital. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock. The company repurchased 14,729 shares of Class A common stock at the spot rate as of each transaction date for a total cost of less than $0.1 million for the year ended December 31, 2023. For the three and six months ended June 30, 2024 the Company repurchased an additional 16,441 and 91,573 shares of Class A common stock, respectively, at the spot rate as of each transaction date for a total cost of less than $0.4 million. To date, the Company has repurchased a total of 122,743 shares.
Equity-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation-Stock Compensation, and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive (income) loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
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

Offering Costs
The Company defers specific incremental costs directly attributable to proposed offerings of securities. These costs consist of legal, accounting, and other similar expenses incurred through the balance sheet date that are directly related to a potential offering. If the offering is completed, these costs will be charged against the gross proceeds of the offering. These offering costs will be allocated to the separable financial instruments issued in the transaction on a relative fair value basis of the securities issued, compared to total proceeds received. Offering costs associated with any instruments classified as liabilities will be expensed as incurred, presented as non-operating expenses in the condensed consolidated statement of operations and comprehensive (income) loss.

Goodwill and Intangible Assets

Goodwill and indefinite-lived identifiable intangible assets

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of its reporting unit exceeds its carrying value. When performing a qualitative assessment, the Company considers relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. If goodwill is more likely than not impaired, the Company must then complete a quantitative analysis. When performing a quantitative impairment test, the Company utilizes the market approach in estimating the fair values of its reporting unit. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying value of goodwill of the reporting unit. The Company has determined that it has only one reporting unit for purposes of evaluating goodwill impairment. The Company’s annual impairment testing date is October 1.

Other indefinite-lived intangible assets consist of a certificate of need acquired in an asset acquisition and is not subject to amortization. The Company has concluded that the certificate of need has an indefinite life because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life, and the Company intends to renew and operate the certificate of need indefinitely. Indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred.

Finite-lived identifiable intangible assets

Finite-lived intangible assets consist of trade names acquired in business combinations and are recorded at fair value. Finite-lived intangible assets are amortized using the straight-line method over the estimated economic life of the assets, which best reflects the pattern of use. Trade names are amortized over an estimated useful life of ten years. The Company’s finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets or asset groups may not be recoverable. If the expected undiscounted future cash flows are less than the carrying amount of such assets or asset groups, the Company recognizes an impairment loss to the extent the carrying amount exceeds its estimated fair value
Professional Liability
The Company maintains insurance policies for exposure to professional malpractice insurance risk. The limits of malpractice insurance provide each physician/advanced practice provider with a dedicated $1.0 million limit per claim and a $3.0 million limit in the aggregate per policy period – on a first dollar basis, as no deductible applies. The policy further then extends coverage to the Company, by providing a $2.0 million limit per claim and a $4.0 million limit in the aggregate per policy period - on a first dollar basis, additionally, as no deductible applies. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with a third-party actuary. The actuarial valuations consider a number of factors, including historical claims payment patterns, changes in case reserves and the assumed rate of increase in healthcare costs. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, due to the sensitive nature of this estimation technique, recorded reserves could differ from ultimate costs related to these claims due to changes in claims reporting, claims payment and settlement practices and differences in assumed future cost increases. All accrued unpaid claims and expenses and the associated insurance recoveries are classified as short-term and long-term liabilities and assets based on when they are expected to be paid or collected.
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
See Note 6 for a discussion of the Company’s Level 1 and Level 2 Marketable Securities as of June 30, 2024. See below for a discussion of the Company’s Level 1 and Level 3 warrant liabilities as of June 30, 2024. As of June 30, 2024 and December 31, 2023, there were no Level 3 financial instruments. There were no transfers between any levels of the hierarchy during any periods presented.

Warrant Liabilities

Upon Closing of the Business Combination, on September 20, 2023, the Company evaluated the Public Warrants and Private Placement Warrants and the Class B Prefunded Warrants, collectively referred to herein as “Warrants”, in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that a provision in the warrant agreements related to potential net cash settlement of the warrants upon an exchange or tender offer that may not result in a change in control of the entity precludes the warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as current liabilities within accrued other on the condensed consolidated balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive (income) loss in the period of change.

As of June 30, 2024, the Public Warrants were trading separately from the Class A Common Stock and the quoted market price was used to establish fair value. As such, the Public Warrants fair value was determined using a Level 1 input. The fair value of the Public Warrants as of June 30, 2024 is $0.3 million and recorded in accrued other on the condensed consolidated balance sheets.

Management has utilized the public warrant price to value the private warrants and believes the public and private warrants have materially consistent fair values given the existence of the make-whole redemption feature. As of June 30, 2024, a valuation of the private warrants was performed which confirmed the private warrant value was materially consistent with the public warrants. The details of this valuation are included in the paragraph below.

The fair value of the Private Placement warrants was determined using Level 3 inputs. As of June 30, 2024, the fair value of the Private Placement Warrants was estimated to be $0.2 million and recorded in accrued other on the condensed consolidated balance sheets. The fair value was estimated at June 30, 2024, using the Black-Scholes Option Pricing model using the following assumptions:
Expected annual dividend yield – 0.0%
                Expected volatility – 55.00%
                Risk-free rate of return – 4.39%
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
Earnings Per Share

The Company recast Historical AON LLC Equity as AON Inc. common equity for all periods prior to the Reverse Recapitalization, refer to Note 2. However, as 100% of the net losses of AON LLC prior to the Reverse Recapitalization were absorbed by the Legacy AON Shareholders, basic and diluted earnings (loss) per share is zero for the three and six months ended June 30, 2023. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2024 represents the period where the Company had earnings (loss) attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.

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

Basic earnings (loss) per share is based on the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted-average number of shares of Class A Common Stock used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of the Public and Private Warrants, Restricted Stock Units, and Sponsor Earnout, if any, using the “treasury stock” method and the convertible Series A Preferred Stock and, exchangeable Class B Common Stock and Class B Prefunded Warrants, if any, using the “if-converted” method. Net earnings (loss) for diluted loss per share is adjusted for the Company’s share of AON LLC’s consolidated net earnings (loss), net of AON Inc. taxes, after giving effect to the Class B Common Stock and Class B Prefunded Warrants that are exchanged into potential shares of Class A Common Stock, Public and Private Warrants that are liability classified, and Series A Preferred Stock, to the extent it is dilutive.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial instruments-Credit Losses (“ASU 2016- 13”). ASU 2016-13 requires entities to report ‘‘expected’’ credit losses on financial instruments and other commitments to extend credit rather than the current ‘‘incurred loss’’ model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. ASU 2016-13 is effective for the Company for annual reporting periods beginning after December 15, 2022. ASU 2016-13 was adopted by the Company effective January 1, 2023, with no material impact on the Company’s consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides that an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of this standard as of January 1, 2024, did not have an impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280, “Segment Reporting,” to be included in interim periods. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is evaluating the impact this will have on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this upgrade enhance the transparency and decision usefulness of income tax disclosures. This ASU requires disclosures of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the effect that ASU 2023-09 will have on its disclosures.

3.Reverse Recapitalization

As discussed in Note 1, AON LLC merged with DTOC, with AON LLC surviving the Merger. AON LLC is governed by a board of managers composed of three (3) persons that were designated by New AON and two (2) persons that were designated by holders of a majority of the AON LLC Common Units, held by members of AON LLC other than New AON. Management determined AON LLC was not a variable interest entity (Refer to Note 2), and as result, identified AON LLC as the accounting acquirer of the Merger in accordance ASC Topic 805. Management concluded that AON LLC was the accounting acquirer due to (i) the Legacy AON Shareholders, defined as the former AON Class A, Class A-1, and Class B unit holders, receiving the largest portion of the voting rights in the combined company, New AON, (ii) significantly all of the Legacy AON Shareholders retained their equity interest as stockholders in New AON, (iii) AON LLC’s operations prior to the Reverse Recapitalization comprising the only ongoing operations of New AON, (iv) the Legacy AON Shareholders have the right to appoint a majority of the directors of New AON, (v) the executive management of AON LLC will become the executive management of New AON and (vi) AON LLC is significantly larger than DTOC in terms of revenue, total assets, and employees. Therefore, the Merger was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with ASC 805. DTOC was treated as the “acquired” company for financial reporting purposes, and for accounting purposes, the Reverse Recapitalization was treated as the equivalent of AON LLC issuing stock for the net assets of DTOC, accompanied by a recapitalization. The net assets of DTOC were recorded at historical cost on the condensed consolidated balance sheet as of September 20, 2023, the Closing Date of the Reverse Recapitalization, with no goodwill or other intangible assets recorded. For additional information on the capitalization of New AON and AON LLC immediately following the Closing of the Reverse Recapitalization, see Note 1.

The following table provides the historical cost of assets and liabilities of DTOC. as of September 20, 2023.

As of September 20, 2023
Cash and Cash Equivalents	$1,493
Current Liabilities	(13,295)
Long Term Liabilities	(6,791)
Total Net Liabilities	$(18,593)

The Company recorded a Day 1 expense as of the Closing of the Business Combination equal to $18.2 million. Of that total amount, $13.0 million was recorded in transaction expenses on the condensed consolidated statement of operations and comprehensive (income) loss. The remaining $5.2 million was recorded in other income (expense) net on the condensed consolidated statement of operations and comprehensive (income) loss. This amount represented the loss on the issuance of Public and Private Warrants, as of the Closing, net of cash received. The Company also recorded a $4.3 million gain in other income (expense), net related to the change in the fair value of the Public and Private Warrants during the period of September 21, 2023 through September 30, 2023.

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

Based on various quantitative and qualitative factors, including assessment of certain services performed and relationships held above, management has determined that AON Partners, Partners of Maryland, AON Central Services, and MIBA are all variable interest entities and AOMC is the primary beneficiary who holds the decision-making rights over the activities that most significantly impact the economic performance of AON Partners, Partners of Maryland, AON Central Services, and MIBA through the MSAs and other contractual agreements. Accordingly, the results of AON Partners, Partners of Maryland, AON Central Services, and MIBA have been consolidated with the Company for the three and six month periods ended June 30, 2024. The results of AON Partners, Partners of Maryland, and AON Central Services have been consolidated with the Company for the three and six month periods ended June 30, 2023.
The assets of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of June 30, 2024 and December 31, 2023, are as follows:

	As of June 30, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$34,046	$26,574
Accounts receivable	125,421	129,151
Inventories	54,280	44,569
Prepaid expenses and other current assets	17,894	895
Goodwill	9,850	—
Intangibles, net	2,476	180
Other receivables	47,784	33,809
Other assets	13,887	2,091
Total assets	$305,638	$237,269

The liabilities of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of June 30, 2024 and December 31, 2023, are as follows:

	As of June 30, 2024	As of December 31, 2023
Liabilities
Accounts payable	$181,180	$122,324
Accrued compensation and benefits	28,708	21,380
Accrued other	13,233	16,723
Other long-term liabilities	764	273
Due to AON LLC and subsidiaries, net	118,169	117,194
Total liabilities	$342,054	$277,894
All intercompany transactions and balances with the VIEs are eliminated in consolidation.

5.Business Combinations
2024 Acquisitions

During the six months ended June 30, 2024, the Company closed on two business combinations (the “Transactions”), allowing the Company to expand its domestic reach related to its comprehensive oncology and practice management services.

For the acquisition of the clinical practices, the Company applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates.

Central Georgia Practice Acquisition

On April 1, 2024 ("Central Georgia Acquisition Date"), AOMC acquired certain non-clinical assets of Central Georgia Cancer Care, P.C., (the “Central Georgia Practice” or “CGCC”) from the CGCC Shareholders. In addition, AOP acquired certain clinical assets of the Central Georgia Practice from the CGCC Shareholders. In conjunction with the acquisition, AOP entered into Physician Employment Agreements with the selling CGCC Shareholders covering an initial period of five years. Intangible assets were recognized pursuant to the acquisition in the form of trade names of $1,300 with an amortization period of 10 years. The Company transferred total consideration of $13,462.

The Central Georgia Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

Hawaii Practice Acquisition

On April 1, 2024 ("Hawaii Acquisition Date"), AOMC acquired certain non-clinical assets of Hawaii Cancer Care, Inc. (the “Hawaii Practice” or “HCC”) from the HCC Shareholders. In addition, American Oncology Partners of Hawaii, LLC (“AOPH”), a wholly owned subsidiary of AOP, acquired certain clinical assets of the Hawaii Practice from the HCC Shareholders. In conjunction with the acquisition, AOP entered into Physician Employment Agreements with the HCC Shareholders. Intangible assets were recognized pursuant to the acquisition in the form of trade names of $520 with an amortization period of 10 years. The Company transferred total consideration of $(4,530).

The Hawaii Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

In connection with each of the Transactions, the Company acquired 100% of both the clinical and nonclinical assets of the respective seller. The clinical assets, acquired by AON Partners, primarily consist of medical supplies and drugs. Nonclinical assets, acquired by AOMC, primarily consist of tangible fixed assets and equipment. The following table summarizes the preliminary amounts of the assets acquired and consideration transferred recognized on respective acquisition dates.

	Central Georgia	Hawaii
Consideration
Cash	$6,912	$—
Seller note	6,550	—
Debt assumed	—	(4,530)
Fair value of consideration transferred	13,462	(4,530)

Estimated fair values of identifiable assets acquired and liabilities assumed:
Cash	$—	$200
Patient accounts receivable	—	3,183
Inventories	2,312	159
Prepaid expenses and other current assets	—	58
Property and equipment	—	223
Other assets	—	202
Intangible assets - trade names	1,300	520
Right of use asset - operating	3,159	2,711
Goodwill	9,850	—
Total assets acquired	$16,621	$7,256
Account Payable	—	1,453
Accrued compensation related costs	—	544
Accrued other	—	733
Income taxes payable	—	452
Operating lease liability - current portion	189	375
Deferred income taxes	—	324
Note payable	—	4,530
Operating lease liability - long-term	2,970	2,335
Total liabilities acquired	3,159	10,745
Net assets (liabilities) acquired	$13,462	$(3,489)

Bargain purchase gain	$—	$(1,040)

At the time of each acquisition, the Company developed an estimate of fair values of assets for the purpose of allocating the estimated purchase price. In developing these estimates, Management utilized a specialist and determined the applicable fair values for any acquired intangible assets utilizing the relief-from-royalty method, a commonly accepted valuation technique which is an application of the income approach. This method employs various assumptions such as discount rates, forecasted revenues and growth rates. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.

The purchase price allocations are subject to further change when additional information is obtained. The Company intends to finalize the purchase price allocations as soon as practicable within the measurement period, but in no event later than one year following the respective closing date of the acquisitions referenced above. The final purchase price allocation may result in additional adjustments to the net assets acquired, including the residual amount allocated to goodwill during the measurement period. Transaction expenses related to the above acquisitions were not material.

Goodwill reflects the expected synergies and other benefits that the Company believes will result from the combination of the Central Georgia Practice and expanded market opportunities along with the value of the assembled workforce. The goodwill is expected to be tax deductible. A bargain purchase gain of $1,040 for the Hawaii Practice Acquisition was recorded within Other (expense) income, net in the condensed consolidated statement of operations and comprehensive income (loss). The bargain purchase gain was driven by the asset purchase agreement containing certain provisions requiring repayment of the assumed debt, cash paid, and seller note by the HCC Shareholders and the in-substance service period.

As the business combinations occurred on April 1, 2024, the following table presents revenue for the six months ended June 30, 2024 and the three and six months ended June 30, 2023, as if the 2024 acquisitions had occurred as of January 1, 2023. Prior to the acquisition date, expenses were recognized on the cash basis of accounting. CGCC’s and HCC’s historical books and records did not contain the information required to prepare financial statements on a basis that would be comparable to us. Thus, the required pro-forma financial disclosures related to net income are not presented herein.

Pro Forma
	Three months ended June 30,	Six months ended June 30,
	2023	2024	2023

Revenue	$343,558	$826,912	$675,881

From the dates of acquisition through June 30, 2024, revenue attributable to the 2024 acquired businesses was $32.7 million. Net income (loss) has not been included as the Company recognizes expenses on the cash basis of accounting at the practice level.

2023 Acquisitions

The Company did not have any ASC 805 acquisitions during the year ended December 31, 2023.

6.Marketable Securities
The following table summarizes the Company’s marketable securities financial assets that are measured at fair value on a recurring basis and cash equivalents:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$31,954	$-	$-	$31,954
Money market funds	245	-	-	245
Level 1 total	$32,199	$—	$—	$32,199
Marketable securities
Level 2:
Corporate bonds	11,298	129	(4)	11,423
U.S. Treasury securities	9,891	80	(3)	9,968
Level 2 total	21,189	209	(7)	21,391
Total	$53,388	$209	$(7)	$53,590

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$28,593	$-	$-	$28,593
Money market funds	723	-	-	723
Level 1 total	29,316	—	—	29,316
Marketable securities
Level 2:
Corporate bonds	13,678	191	(9)	13,860
U.S. Treasury securities	21,318	211	—	21,529
Level 2 total	34,996	402	(9)	35,389
Total	$64,312	$402	$(9)	$64,705
(1)Included in cash and cash equivalents in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023.
(2)Cash equivalents as of June 30, 2024 included overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments sponsored by a large financial institution.
The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments. The fair value of the Company’s Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of the Company’s marketable securities as of June 30, 2024, by remaining contractual maturities, were as follows:

	Corporate Bonds	U.S. Treasuries	Total
Due in one year or less	$6,333	$7,352	$13,685
Due in one to five years	5,090	2,616	7,706
Total	$11,423	$9,968	$21,391

7. Supplemental Condensed Balance Sheet Information
Other receivables
Other receivables consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Rebates receivable	$44,340	$33,708
Other	16,588	566
Total other receivables	$60,928	$34,274
Inventory
Inventory consisted of the following purchased finished goods at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Intravenous drugs	$44,026	$32,388
Oral pharmaceuticals	10,254	12,181
Total inventories	$54,280	$44,569

Property and Equipment, net
Property and equipment, net consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Leasehold improvements	$34,520	$32,490
Furniture, fixtures and equipment	2,851	2,607
Medical equipment	16,771	15,666
Computer equipment	3,524	3,285
Signs	179	153
Automobiles	101	59
Software	9,674	7,829
Construction-in-progress	3,817	2,985
Property and equipment, gross	71,437	65,074

Accumulated depreciation and amortization	(28,927)	(24,635)
Property and equipment, net	$42,510	$40,439
Other Assets

Other assets consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Physician deferred compensation	$9,913	$-
Insurance recovery receivable	2,830	2,830
Equity investment in OCP Management Arizona, LLC	1,327	1,754
Other	3,935	3,004
Total other assets	$18,005	$7,588

Accrued Other

Accrued other consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Refund liability	$10,703	$15,078
Warrant liability	434	-
Excise taxes payable	2,700	2,700
Current portion of finance lease liabilities	1,253	1,189
Other	3,112	3,360
Total accrued other	$18,202	$22,327

8. Long-term Debt
Debt consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
PNC Facility	$81,250	$81,250
Notes payable	10,979	—
Total	92,229	81,250
Unamortized debt issuance costs	(179)	(609)
Less current portion	(3,809)	—
Total debt	$88,241	$80,641
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
The PNC Loan Facility is interest-only with total principal due at an initial maturity on April 30, 2024. Interest originally accrued at one-month LIBOR or an alternate base rate plus 1.45%. The maximum balance of the PNC Loan Facility (“Borrowing Base”) is limited to the lesser of the Facility Limit ($65.0 million) or the fair value of the Company’s patient accounts receivable. The Company must maintain a balance of the lesser of the Borrowing Base or 65% of the Facility Limit in the first year and 75% of the Facility Limit in subsequent years (“minimum funding threshold”). The Company can repay the PNC Loan Facility up to the minimum funding threshold at any time without penalty. In accordance with the PNC Loan Facility, the Company pledged $10.0 million of collateral as restricted cash to be released quarterly in increments of $2.5 million. The restricted cash was fully released as of June 30, 2024 and December 31, 2023.
On April 30, 2021, the Company entered into a $5.0 million revolving line of credit agreement (“PNC Line of Credit”). The PNC Line of Credit has an expiration date of April 30, 2025 and originally bore interest at a rate per annum equal to the sum of the daily LIBOR rate plus 1.65% or an alternate base rate plus 0.65% and is due on the first day of each month beginning June 1, 2021. Any outstanding principal and accrued interest will be due on the expiration date. Beginning July 1, 2021, quarterly bank fees equal to 1.65% per day per annum are due in arrears and will continue on the first day of each quarter thereafter. All debt related to the PNC Line of Credit is collateralized by the Company’s assets. As of June 30, 2024 and December 31 2023, no draws had been made on the PNC Line of Credit. The Company is also subject to a 0.20% unused line fee calculated per annum on the unused balance of the PNC Line of Credit.
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

The PNC Loan Facility and PNC Line of Credit nonfinancial covenants include restrictions related to unpermitted property liens and the requirement of audited financial statements. Both agreements also contain several financial covenants, including the following ratios: accounts receivable default, delinquency, dilution, days sales outstanding, leverage, and fixed charge coverage. As of June 30, 2024, the Company was in compliance with all financial and nonfinancial debt covenants as required by both loan agreements.

Notes Payable

As a result of the acquisition of HCC, the Company assumed a note payable with a face value of $4.7 million and fair value of $4.5 million. A payment of $1.0 million was made upon closing of the acquisition with the remaining payments being due in 18 monthly installments of $0.2 million representing principal and interest at the Company’s variable cost of borrowing. As of June 30, 2024, $2.5 million of the note is included within current portion of long-term debt on the condensed consolidated balance sheet and $0.6 million is included within long-term debt, net.

Additionally, the Company entered into a note to the CGCC Shareholders with a face value of $6.4 million and fair value of $6.5 million. The note is payable in 60 installments of $0.1 million and bears interest at the Company’s variable cost of borrowing. As of June 30, 2024, $1.3 million of the note is included within current portion of long-term debt on the condensed consolidated balance sheets and $5.1 million is included within long-term debt, net.

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

The Company’s effective income tax rate was 9.9% and 0.0% for the three months ended June 30, 2024 and 2023, respectively. The provision for income taxes was $(324) and $0 for the three months ended June 30, 2024 and 2023, respectively.

The Company’s effective income tax rate was (10.1)% and 0.0% for the six months ended June 30, 2024 and 2023, respectively. The provision for income taxes was $2,570 and $0 for the six months ended June 30, 2024 and 2023, respectively.

The change to the income tax provision for the six months ended June 30, 2024 compared to the income tax provision for the six months ended June 30, 2023 was primarily a result of the transaction closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure. As of December 31, 2023, the Company recognized a deferred tax asset related to its investment in the American Oncology Network, LLC partnership. As of June 30, 2024, the Company updated its valuation allowance assessment based on new factors including its year-to-date loss and forecasted loss at the American Oncology Network, LLC partnership legal entity. Based on its updated valuation allowance assessment, the Company recorded a discrete valuation allowance against its investment in partnership deferred tax asset during the six months ending June 30, 2024.

The effective income tax rate for the three and six months ended June 30, 2024 and 2023 differed from the federal statutory rate primarily due to certain legal entities in the Company's structure being treated as partnerships for income tax purposes and, therefore, a significant portion of its income not being subject to income tax. Additionally, the corporate entities within the Company's structure maintain a full valuation allowance against their net deferred tax assets.

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
Right-of-use assets and lease liabilities consist of the following at June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Assets
Operating lease right-of-use assets, net	$50,609	$43,349
Finance lease right-of-use assets, net (included in property and equipment, net)	5,342	5,794
Total right-of-use assets	$55,951	$49,143

Liabilities
Current
Current portion of operating lease liabilities	$7,450	$6,692
Current portion of finance lease liabilities (included in accrued other)	1,253	1,189
Long-term	8,703	7,881
Long-term operating lease liabilities	46,167	39,803
Long-term finance lease liabilities (included in other long-term liabilities)	4,009	4,548
Total lease liabilities	$58,879	$52,232
The components of lease costs recognized in the condensed consolidated statements of operations and comprehensive (income) loss consist of the following for the three and six month periods ended June 30, 2024 and 2023 and are included in selling, general, and administrative expenses unless otherwise noted:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$3,234	$2,931	$5,970	$5,630
Finance lease costs
Amortization of finance lease right-of-use assets	289	233	571	233
Interest on finance lease liabilities (included in interest expense)	84	44	170	44
Variable lease costs	655	584	1,241	1,162
Total lease costs	$4,262	$3,792	$7,952	$7,069

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five years and thereafter recorded in the condensed consolidated balance sheets for operating and finance leases as of June 30, 2024:

	Operating Leases	Finance Leases
2024 (remainder of year after June 30, 2024)	$4,855	$773
2025	11,725	1,523
2026	11,365	1,285
2027	10,073	1,220
2028	7,733	948
Thereafter	23,733	262
Total lease payments	69,484	6,011
Less: amount representing interest	(15,867)	(749)
Present value of lease liabilities	53,617	5,262
Less: current portion of lease liabilities	(7,450)	(1,253)
Long-term lease liabilities, net of current portion	$46,167	$4,009
The weighted-average remaining lease term as of June 30, 2024 and December 31, 2023 was 6.83 years and 6.93 years for operating leases and 4.31 years and 4.76 years for finance leases, respectively. The weighted-average discount rate as of June 30, 2024 and December 31, 2023 was 6.81% and 6.64% for operating leases and 6.36% and 6.30% for finance leases, respectively.
The cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,961	$4,984
Operating cash flows from finance leases	170	44
Financing cash flows from finance leases	593	233
ROU assets obtained in exchange for new operating lease liabilities	5,720	4,885
ROU assets obtained in exchange for new finance lease liabilities	120	1,103

11. Related Parties
Transactions Notes Receivable
The Company enters into promissory notes with physicians of the Company. The notes receivable balances are satisfied through cash payments or settlements through the physicians’ compensation as part of their employee agreement. The notes receivable are amortized over a 60-month period as a reduction of compensation. The notes bear interest at the Company’s incremental borrowing rate (7.13% at June 30, 2024 and 7.18% at December 31, 2023, respectively).

	As of June 30, 2024	As of December 31, 2023	Original Principal	Issue Date	Maturity Date
Notes receivable
Note 2*	$381	$656	$5,355	5/1/2019	4/30/2024
Note 3	-	17	491	6/1/2019	5/31/2024
Note 8	1,792	2,081	2,816	5/1/2020	5/1/2025
Total notes receivables	2,174	2,754
Less: Current portion of notes receivable	(2,174)	(1,604)
Notes receivable, less current portion	$-	$1,150
*The Company is in the process of extending maturity date for this note.
Leases
The Company has operating leases for twelve of the office facilities owned by employees of the Company. Total cash was approximately $0.7 million and $1.3 million paid for leases to related parties for the three and six months ended June 30, 2024.

The Company has operating leases for ten of the office facilities owned by employees of the Company. Total cash was approximately $0.7 million and $1.3 million paid for leases to related parties for the three and six months ended June 30, 2023.
Inventory Purchases/Concentration Risk
The Company purchases the majority of pharmaceuticals inventory from a subsidiary under common control of a Legacy AON Shareholder. During the three months ended June 30, 2024 and 2023, the Company purchased approximately $374.0 million and $262.8 million, respectively, from the related party. These purchases were approximately 92% and 90% as a percentage of cost of revenue for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company purchased approximately $685.7 million and $506.0 million, respectively, from the related party. These purchases were approximately 90% and 89% as a percentage of cost of revenue for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, the Company had $178.0 million and $120.9 million, respectively, included in accounts payable for invoices from the related party, representing 94% of accounts payable at each period-end.

12. Equity-Based Compensation

The Company maintains a single equity incentive plan, the “2023 Incentive Equity Plan”, which was adopted by the Board of Directors and approved by stockholders in connection with the Business Combination. A total of 5,300,000 shares were authorized under the 2023 Incentive Equity Plan. The number of shares of common stock available for issuance under the 2023 Incentive Equity Plan will be increased annually on the first day of each fiscal year during the term of the 2023 Incentive Equity Plan by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At June 30, 2024, 2,014,432 shares were available for grant under the 2023 Incentive Equity Plan. The purpose of the 2023 Incentive Equity Plan is to attract and retain personnel for positions with the Company, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The Plan permits the grant of Incentive Stock Options (“ISO”) to any ISO Employee and the grant of Non statutory stock options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Performance Awards to any Service Provider.

Restricted Stock Units

The Company granted 3,789,421 Restricted Stock Units (“RSUs”) to employees during the six months ended June 30, 2024.

A summary of the RSU activity during the six month period ending June 30, 2024 is as follows:

	Six Months Ended June 30, 2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	3,789,421	$5.72
Vested	(2,405,906)	$5.76
Forfeited/Cancelled	(18,714)	$—
Outstanding as of June 30, 2024	1,364,801	$5.65

The Company recognized $1.3 million and $14.6 million in stock-based compensation expense related to outstanding RSUs during the three and six months ended June 30, 2024, respectively.

As of June 30, 2024, there was approximately $7.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.47 years.

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

The following table summarizes the changes to AON LLC’s Class A, Class A-1, and Class B Units for the three and six months ended June 30, 2023.

in thousands, except for share and per share amounts	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Class A Units, value
Beginning of Period	$7,725	$7,725
Issuance of Units	—	—
Impact of the Reverse Recapitalization	—	—
End of Period	$7,725	$7,725

Class A Units, units
Beginning of Period	19,495,376	19,495,376
Issuance of Units	—	—
Impact of the Reverse Recapitalization	—	—
End of Period	19,495,376	19,495,376

Class A-1 Units, value
Beginning of Period	$28,500	$28,500
Issuance of Units	—	—
Impact of the Reverse Recapitalization	—	—
Impact of Derivative liability on Class A-1 anti-dilution feature	2,540	2,540
End of Period	$31,040	$31,040

Class A-1 Units, units
Beginning of Period	1,842,520	1,842,520
Issuance of Units
Impact of the Reverse Recapitalization	—	—
Distribution	439,176	439,176
End of Period	2,281,696	2,281,696

Class B Units, value
Beginning of Period	$80	$80
Equity based compensation	—	—
Impact of the Reverse Recapitalization	—
End of Period	$80	$80

Class B Units, units
Beginning of Period	4,703,628	4,703,628
Units Vested	—	—
Impact of the Reverse Recapitalization	—	—
End of Period	4,703,628	4,703,628

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

If at any time on or after the 30th day after the five-year anniversary of the issue date, any of the Series A Preferred Stock remain outstanding and the 30-Day volume weighted average price (”VWAP”) of the Common Stock is less than $10.00 (as adjusted for any stock split, stock dividend, combination, or other recapitalization or reclassification), then the Conversion Price shall be adjusted to the greater of (x) the 30-Day VWAP on such date of determination and (y) $5.00 (as adjusted for any stock split, stock dividend, combination, or other recapitalization or reclassification).

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

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock and represents the period from January 1, 2024 to June 30, 2024. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As such, basic and diluted loss per share is computed using the two-class method. For additional information, see Notes 1 and 2.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Net income (loss) attributable to AON Inc.	$3,620,639	$(4,220,410)
Less: Series A Preferred Cumulative Dividends	(1,375,293)	(2,735,473)
Less: Undistributed net income to participating securities	(855,688)	—
Net income (loss) attributable to Class A Common Stockholders	$1,389,658	$(6,955,883)
Less: Reallocation of net income (loss) attributable to Class A Common Stockholders as a result of the impact and conversion of dilutive securities	(5,555,951)	(23,574,645)
Net income (loss) attributable to Class A Common Stockholders for diluted earnings per share	$(4,166,293)	$(30,530,528)

Weighted-average shares for basic earnings per share	11,377,407	9,457,518
Effect of dilutive securities:
Series A Preferred Stock	—	—
Class B Common Stock	22,711,953	23,972,678
Class B Prefunded warrants	3,000,245	3,000,245
Restricted Stock Units	—	—
Weighted-average shares for diluted earnings per share	37,089,605	36,430,441

Basic income (loss) per share of Class A Common Stock	$0.12	$(0.74)
Dilutive income (loss) per share of Class A Common Stock	$(0.11)	$(0.84)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share for the periods presented as they were anti-dilutive. Note that the Sponsor Earnouts are excluded from the calculation of weighted-average shares for diluted loss per share as the contingency had not been met as of the period end.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Series A Preferred Stock	7,074,449	7,074,449
Class B Common Stock	—	—
Class B Prefunded Warrants	—	—
Public and Private Warrants	14,450,833	14,450,833
Restricted Stock Units	1,364,801	1,364,801

15. Redeemable Noncontrolling Interest

Legacy AON Shareholders own 23,571,568 AON LLC Common Units, equal to a 74.1% of the economic interest in AON LLC as of June 30, 2024. Legacy AON Shareholders Common Units are comprised of 20,571,323 shares of Class B Common Stock and 3,000,245 Class B Prefunded Warrants, which, together with the AON LLC Common Units, may be redeemed at the option of the Legacy AON Shareholder on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by New AON. If New AON elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than ten (10) business days after the redemption notice date. Upon the redemption of the AON LLC Common Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. The redemption value is determined based on a five-day VWAP of the Class A common shares, subject to customary conversion rate adjustments for share splits, share dividends, and similar events affecting Class A Common Stock. After each redemption, AON LLC equity attributable to New AON and the Legacy AON Shareholders is adjusted to reflect New AON’s and the Legacy AON Shareholders’ ownership in AON LLC.

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

The redeemable noncontrolling interest is recognized at the greater of (1) its initial fair value plus accumulated earnings/(losses) associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2024, the redeemable noncontrolling interest was recorded based on its redemption value of $28.3 million which represented a decrease of $138.7 million from its redemption value as of December 31, 2023. This measurement adjustment decreased retained deficit by $99.3 million. Each time a change of interest occurs, AON LLC equity attributable to AON Inc. and the Legacy AON Shareholders is rebalanced to reflect the changes in AON Inc.’s and the Legacy AON Shareholder’s ownership in AON LLC that occurred throughout the period.

The following table summarizes the economic ownership of AON LLC, for the period beginning December 31, 2023 and ending June 30, 2024.

	Period beginning December 31, 2023 and ending June 30, 2024
	AON LLC Units
	AON Inc.	Legacy AON Shareholders	Total
Beginning of Period	13,330,051	28,109,796	41,439,847
Issuances	2,405,906	—	2,405,906
Repurchases	(126,728)	—	(126,728)
Redemptions	4,538,228	(4,538,228)	—
Total Units Issued	20,147,457	23,571,568	43,719,025
End of Period	20,147,457	23,571,568	43,719,025
Allocation of income to controlling and noncontrolling interests	37.4%	62.6%	100%
Allocation of losses to controlling and noncontrolling interests (1)	25.9%	74.1%	100%

(1) As discussed in Note 13, Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As a result, the consolidated net loss of AON LLC, during the period of January 1, 2024 through June 30, 2024, were allocated to the NCI to reflect the absorption of the Legacy AON Shareholders to a portion of the consolidated net loss of AON LLC. Net losses were not attributed to Series A Preferred Stock.

16. Subsequent Events

On July 19, 2024, affiliates of AEA Growth (collectively the “Bidders” or “AEA Parties”) tendered to purchase for cash up to a maximum of 19,511,807 of AON LLC Common Units from holders of such AON LLC Common Units at a price of $4.00 per unit less certain fees and expenses (the “Third Party Tender Offer”). The Third Party Tender Offer expires one minute after 11:59 p.m., Eastern time, on August 15, 2024 unless otherwise extended by the Bidders.

Neither AON Inc. nor AON LLC is a Bidder in the Third Party Tender Offer. AON Inc. and AON LLC are assisting with facilitating documentation between the Bidders and participants in the Third Party Tender Offer in order to maintain an orderly process between the participants in the Third Party Tender Offer and the Bidders.

Also on July 19, the Company and AEA Growth entered into a Stockholders Agreement that provides for certain customary shareholder protection in the event that AEA Parties collectively and beneficially own at least 40% of outstanding voting power of the Company (the “Stockholders Agreement Effectiveness Date”).

The shareholder protections include the following:

(i) Independent Board Members and Corporate Governance: Designation of two directors (the “Independent Directors”) for whom the AEA Parties have agreed to vote in director elections for election to the Company’s board of directors (the “Board”), including (i) at least one independent director by mutual agreement of the other then-sitting independent directors and (ii) one minority independent director (the “Minority Independent Director”), and maintenance of the Nominating and Governance Committee of the Board, which shall be comprised of at least two independent directors.

(ii) Co-sale right: In the event the AEA Parties propose to sell more than 10% of the Company’s outstanding equity securities, the other shareholders of the Company have the right to participate in such sale, subject to certain exceptions (such sale a “Co-Sale Transaction”).

(iii) Minority Independent Director Consent: For two years following the Stockholders Agreement Effectiveness Date, without the consent of the Minority Independent Director, the Company shall not (i) amend its charter, bylaws or organization documents of any of the Company’s subsidiaries that would adversely affect the rights of the minority stockholders in a disproportionate manner, nor (ii) enter into any transaction with the AEA Parties, other than (x) a Co-Sale Transaction, (y) any transaction expressly permitted under the Stockholders Agreement, and (z) standard employee benefits and director and officer indemnification agreements.

(iv) AEA Parties Standstill: The AEA Parties agree to refrain from taking any action that would directly or indirectly cause its ownership of the Company to exceed 80% of the Company’s outstanding voting power, without the consent in writing of the Minority Independent Director.

The Stockholder Agreement terminates upon the earliest of (i) the consummation of a short-form merger pursuant to Section 253 of the Delaware General Corporation Law, (ii) the date that the AEA Parties cease to beneficially own, directly or indirectly, at least 25% of the outstanding voting securities of the Company, (iii) the time at which none of the Company’s securities are owned by any person or entity other than the AEA Parties, and (iv) June 10, 2027, if the Stockholders Agreement Effectiveness Date has not occurred by then.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which AON’s management believes is relevant to an assessment and understanding of AON’s results of operations and financial condition. You should read the following discussion and analysis of AON’s financial condition and results of operations together with AON’s condensed consolidated unaudited financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 that are included in this Quarterly Report. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021, together with the related notes thereto, found in our Annual Report on Form 10-K, dated and filed with the SEC on March 28, 2024 and which is available on the SEC’s website at www.sec.gov.

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
Overview
Since its inception in 2018, AON has offered an innovative model of physician-led, community-based oncology management. AON preserves and elevates community oncology by helping its physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. We are an alliance of physicians and veteran healthcare leaders partnering to ensure the long-term success and viability of oncology diagnosis and treatment in community-based settings. As of June 30, 2024, we have approximately 244 physicians and advanced practice providers across 95 locations in 20 states and the District of Columbia. Our robust platform provides oncology practices with comprehensive support, access to revenue- diversifying adjacent services and practice management expertise to empower physicians to make cancer care better for every patient.
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

Delisting from the Nasdaq Capital Market

On May 21, 2024, the Company determined to voluntarily delist its Class A Common Stock (“Common Stock”) and publicly traded warrants to purchase Class A Common Stock (the “Warrants”) from the Nasdaq Capital Market (“Nasdaq”), as recommended to the Board of Directors (the “Board”) of the Company by a special committee (the “Special Committee”) of the Board comprised solely of disinterested directors (the “Delisting”). The last trading day of its Class A Common Stock and Warrants on Nasdaq was June 7, 2024. The Class A Common Stock and Warrants commenced trading on the OTCQX Best Market on June 10, 2024.

Third Party Tender Offer

On July 19, 2024, entities affiliated with AEA Growth Management LP commenced a third party tender offer for up to 19,511,807 common units of the Company’s subsidiary, American Oncology Network, LLC at an offer price of $4.00 per common unit (the “Third Party Tender Offer”). The Third Party Tender Offer is expected to expire one minute after 11:59 p.m., Eastern Time, on August 15, 2024.

Basis of Presentation

For the three and six months ended June 30, 2024, these condensed consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON Inc. and its wholly-owned subsidiaries. The consolidated balance sheet at June 30, 2024 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost. All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

For the three and six months ended June 30, 2024, $3.6 million of the consolidated net income of AON LLC and $4.2 million of the consolidated net loss of AON LLC, respectively, were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 30.7% and 25.9%, respectively, of the consolidated net income and loss of AON LLC.

For the three and six months ended June 30, 2024, $6.4 million and $23.6 million, respectively, of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 69.3% and 74.1% of the consolidated net losses of AON LLC.

For the three and six months ended June 30, 2023, $10.1 million and $11.6 million, respectively, of the consolidated net losses of AON LLC were attributable to the Legacy AON Stockholders, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization.

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
Factors Affecting Our Operating Costs
Operating costs are primarily dependent upon factors such as:
•The cost of prescription drugs used in our treatment plans which include both intravenous and oral oncolytics. Effective management of these costs is a critical component of our business as it is our single largest expense. We manage this cost by strategic volume purchases and continuously evaluating the most clinically effective drug for cancer type through our Pharmaceutical and Therapeutics Committee.
•Clinical compensation and benefits, including non-medical personnel, represent our second largest operating expense. These costs are impacted by both micro and macro-economic factors as well as local competition for personnel that could impact costs associated with personnel. In particular, in all of our markets, we have seen significant increases in compensation for qualified physician and nursing resources. We continuously monitor wages to mitigate the impact of variations in industry and macro-economic labor conditions.
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

Transaction Expenses
Transaction expenses consist of legal costs, professional fees and other due diligence expenses that were incurred in connection with the Business Combination and costs associated with the preparation for initial compliance with Sarbanes Oxley requirements. Transaction expenses also include costs associated with the Delisting, and costs associated with the Third Party Tender Offer.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 to the Three and Six Months Ended June 30, 2023

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Patient service revenue, net	$431,750	$311,713	$120,037	38.5%	$793,258	$613,486	$179,772	29.3%
Other revenue	2,232	3,254	(1,022)	(31.4%)	5,063	5,212	(149)	(2.9%)
Total revenue	$433,982	$314,967	$119,015	37.8%	798,321	$618,698	$179,623	29.0%
For the three months ended June 30, 2024 and 2023 revenue increased $119.0 million, or 37.8%, due to a $120.0 million increase in patient service revenue offset by a $1.0 million decrease in other revenue.

For the six months ended June 30, 2024 and 2023 revenue increased $179.6 million, or 29.0%, due to a $179.8 million increase in patient service revenue offset by a $0.1 million decrease in other revenue.
Patient service revenue, net
For the three months ended June 30, 2024 and 2023 the $120.0 million increase in revenue is largely attributable to a 23.4% increase in patient encounters, related to both organic growth and growth from acquired practices, driving $72.8 million of revenue increase and $47.2 million due to an increased revenue per encounter of 12.3% over the comparable periods. This revenue growth was constrained in part by approximately $6.1 million of incremental implicit price concessions associated with accounts receivable in our legacy and new billing systems as the Company transitioned its billing and collection efforts to a new billing system in the fourth quarter of 2023.
For the six months ended June 30, 2024 and 2023 the $179.8 million increase in revenue is largely attributable to a 15% increase in patient encounters, related to both organic growth and growth from acquired practices, driving a $94.0 million revenue increase with $85.8 million due to increased revenue per encounter of 12.1% over the comparable periods. This revenue growth was constrained in part by approximately $10.2 million of incremental implicit price concessions associated with accounts receivable in our legacy and new billing system as the Company transitioned its billing and collection efforts to a new billing system in the fourth quarter of 2023.
Other revenue
For the three months ended June 30, 2024 and 2023 other revenue decreased $1.0 million due to a decrease in clinical trial revenue of $1.5 million offset by a $0.5 million increase in data contracts.
For the six months ended June 30, 2024 and 2023 other revenue decreased $0.1 million due to an decrease in clinical trial revenue of $1.5 million offset by an increase of $1.4 million in service arrangements and data contracts.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$404,589	$291,399	$113,190	38.8%	$759,537	$569,933	$189,604	33.3%
General and administrative expenses	36,738	23,915	12,823	53.6%	65,015	47,633	17,382	36.5%
Transaction expenses	664	3,312	(2,648)	*	1,016	5,282	(4,266)	*
Total costs and expenses	$441,991	$318,626	$123,365	38.7%	$825,568	$622,848	$202,720	32.5%
* — % not meaningful
For the three months ended June 30, 2024 and 2023, operating expenses increased $123.4 million, or 38.7%, due to a $113.2 million increase in cost of revenue and a $12.8 million increase in general and administrative expenses offset by a $2.6 million decrease in transaction expenses.

For the six months ended June 30, 2024 and 2023, operating expenses increased $202.7 million, or 32.5%, due to a $189.6 million increase in cost of revenue and a $17.4 million increase in general and administrative expenses offset by a $4.3 million decrease in transaction expenses.
Cost of revenue
For the three months ended June 30, 2024 and 2023, cost of revenue increased $113.2 million primarily driven by drug and medical supply costs, due to both increased patient encounters and cost per encounter. Increases in patient encounter volumes at our practices increased cost of revenue by $58.3 million, and the cost per encounter drove a $43.0 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required. Additionally, in 2024, the Company issued Restricted Stock Units (“RSUs”) under the 2023 Equity Incentive Plan to employees of the Company with various vesting periods including RSUs that vest immediately, over a period of one year, and over a period of two years. The Company recognized $1.3 million of equity-based compensation expense associated with the 2024 grant of RSUs during the three months ended June 30, 2024. There was no stock-based compensation expense recognized during the three months ended June 30, 2023. Refer to Note 12, Equity-Based Compensation, for further discussion. Increases in labor costs drove the remaining $10.5 million increase in cost of revenue as clinical salaries and benefit expenses grew both organically and from acquisition related activity.
For the six months ended June 30, 2024 and 2023, cost of revenue increased $189.6 million primarily driven by drug and medical supply costs, due to both increased patient encounters and cost per encounter. Increases in patient encounter volumes at our practices increased cost of revenue by $75.0 million, and the cost per encounter drove a $83.1 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required. Additionally, in 2024, the Company issued RSUs under the 2023 Equity Incentive Plan to employees of the Company with various vesting periods including RSUs that vest immediately, over a period of one year, and over a period of two years. The Company recognized $14.6 million of equity-based compensation expense associated with the 2024 grant of RSUs, a significant amount of which was related to RSUs that vested immediately upon grant. There was no stock-based compensation expense recognized during the six months ended June 30, 2023. Refer to Note 12, Equity-Based Compensation, for further discussion. Increases in labor costs drove the remaining $14.8 million increase in cost of revenue as clinical salaries and benefit expenses grew both organically and from acquisition related activity.
General and administrative expense
For the three months ended June 30, 2024 and 2023, the $12.8 million increase in general and administrative expenses results from cost growth consistent with the overall revenue growth between the comparable periods, in addition to incremental compensation and benefit costs and certain value based care administrative costs recognized during the current quarter, which are not expected to reoccur in subsequent periods.
For the six months ended June 30, 2024 and 2023, the $17.4 million increase in general and administrative expenses results from cost growth consistent with the overall revenue growth between the comparable periods, in addition to incremental compensation and benefit costs and certain value based care administrative costs recognized during the current quarter, which are not expected to reoccur in subsequent periods.
Transaction expense
Transaction expenses were lower in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 given a significant reduction in costs associated with the Business Combination, which closed in September of 2023, net of increases in costs associated with delisting the Company’s securities from Nasdaq, in addition to costs associated with the Third Party Tender Offer.
Transaction expenses were lower in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 given a significant reduction in costs associated with the Business Combination, which closed in September of 2023, net of increases in costs associated with delisting the Company’s securities from Nasdaq, in addition to costs associated with the Third Party Tender Offer.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Interest expense	$(1,833)	$(1,551)	$(282)	18.2%	$(3,596)	$(2,968)	$(628)	21.2%
Interest income	1,025	68	957	*	1,818	126	1,692	*
Other (expense) income, net	5,547	(4,846)	10,393	*	3,639	(4,380)	8,019	*
Total other expense	$4,739	$(6,329)	$11,068	*	$1,861	$(7,222)	$9,083	*
* — % not meaningful
Interest expense
The increase in interest expense for the three and six months ended June 30, 2024 was due to an increase in interest rates resulting from an increase in the federal funds rate from 5.25% in the second quarter of 2023 to 5.50% in the second quarter of 2024.
Interest income
The increase in interest income for the three and six months ended June 30, 2024 was due to interest Company earned as a result of investment activity.
Other (expense) income, net
For the three months ended June 30, 2024 and 2023 the decrease in other expense is attributable to a non-cash benefit of $4.4 million related to the fair value adjustment of the Public and Private Warrant liabilities as well as a $5.0 million benefit related to the non-cash fair value adjustment of the Class A-1 derivative liability.

For the six months ended June 30, 2024 and 2023 the decrease in other expense is attributable to a non-cash benefit of $2.8 million related to the fair value adjustment of the Public and Private Warrant liabilities as well as a $5.0 million benefit related to the non-cash fair value adjustment of the Class A-1 derivative liability.
Income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Provision for income taxes	$(324)	$-	$(324)	*	$2,570	$-	$2,570	*
Effective tax rate	9.9%	—%		*	(10.1)%	—%		*
* — % not meaningful
The change to the income tax provision for the three months ended June 30, 2024 compared to the income tax provision for the three months ended June 30, 2023 was primarily a result of the release of valuation allowance recorded discretely as a result of the acquisition of the Hawaii practice.

The change to the income tax provision for the six months ended June 30, 2024 compared to the income tax provision for the six months ended June 30, 2023 was primarily a result of the transaction closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure. As of December 31, 2023, the Company recognized a deferred tax asset related to its investment in the American Oncology Network, LLC partnership. As of June 30, 2024, the Company updated its valuation allowance assessment based on new factors including its year-to-date loss and forecasted loss at the American Oncology Network, LLC partnership legal entity. Based on its updated valuation allowance assessment, the Company recorded a discrete valuation allowance against its investment in partnership deferred tax asset during the six months ending June 30, 2024.

Non-GAAP Financial Measures
Adjusted EBITDA

In addition to our results of operations prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which we have discussed above, we also evaluate our financial performance using Adjusted EBITDA.

We define Adjusted EBITDA as net loss before interest expense, net; depreciation and amortization, and income tax expense; as further adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including equity-based compensation; gain or loss on derivative liabilities; revenue cycle transformation; transaction costs; acquisition related costs; and costs and settlements associated with acquisition and divestiture related activities. As a non-GAAP financial measure, our computation of Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

We believe our computations of Adjusted EBITDA are helpful in highlighting trends in our core operating performance. In determining which adjustments are made to arrive at Adjusted EBITDA, we consider both (1) certain non-recurring, infrequent, non-cash or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. We use Adjusted EBITDA to assess operating performance and make business decisions.

Given our determination of adjustments in arriving at our computations of Adjusted EBITDA, this non-GAAP measure has limitations as an analytical tool and should not be considered in isolation or as substitutes or alternatives to net income or loss, revenue, operating income or loss, cash flows from operating activities, or any other financial measures calculated in accordance with U.S. GAAP.

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net loss	$(3,125)	$(10,107)	$(28,086)	$(11,591)
Interest expense, net	808	1,483	1,778	2,842
Income tax expense (benefit)	(324)	—	2,570	—
Depreciation and amortization	2,384	2,101	4,890	4,308
Equity-based compensation	1,306	—	14,659	—
(Gain)/loss on derivative liabilities	(4,480)	5,066	(2,890)	5,066
Revenue cycle transformation (a)	6,693	—	11,430	—
Transaction expenses (b)	664	3,312	1,016	5,282
Acquisition related costs (c)	1,422	—	1,944	—
Costs and settlements associated with acquisition & divestiture related activities (d)	670	—	670	—
Bargain purchase gain	(1,037)	—	(1,037)	—
Other	94	—	94	—
Adjusted EBITDA	$5,075	$1,855	$7,037	$5,908
(a) During the six months ended June 30, 2024, represents approximately $10.2 million of incremental implicit price concessions associated with exiting a legacy billing system and implementing a new billing system, which commenced in the fourth fiscal quarter of 2023, and approximately $1.2 million of duplicative billing system costs as the legacy system is sunset.
(b) Transaction expenses represent costs incurred in connection with the Business Combination, costs associated with preparation for initial compliance with Sarbanes Oxley requirements, as well as costs associated with the Delisting, and the Third Party Tender Offer.
(c) Represents i) transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation; and ii) transitionary costs incurred to integrate acquired companies into our practice and corporate operations.
(d) Represents legal and other costs, including settlements, associated with resolving legal matters arising during or as a result of practice acquisition and divestiture related activities.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through the issuance of membership units and long-term debt, and to a lesser extent, cash flows from operations. As discussed below, on June 7, 2023, the Company entered into an agreement to issue Class C Preferred Units for net proceeds of approximately $64.5 million. As of June 30, 2024, the Company had $33.8 million of cash and cash equivalents, $21.3 million of short-term marketable securities, $27.7 million available under the PNC Loan Facility, and $1.0 million of availability under its PNC Line of Credit.
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

Cash Flows
Historical information regarding sources of cash and capital expenditures in recent periods and analysis of those sources and uses is provided below.
Cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Net cash provided by (used in) operations	$11,210	$(2,271)	$13,481	*
Net cash used in investing activities	(191)	(6,309)	6,118	*
Net cash (used in) provided by financing activities	(5,740)	54,362	(60,102)	*
* — % not meaningful
Cash flows from operating activities

The primary sources and uses of our operating cash flow are operating income or operating losses, net of any non-cash items such as stock-based compensation, and depreciation and amortization. The timing of collections of accounts receivable and the payment of accounts payable, and other working capital items can also impact and cause fluctuations in our operating cash flow. Cash provided by operating activities increased by $13.5 million during the six month period ended June 30, 2024 compared to the six month period ended June 30, 2023, primarily due to:

•The comparative provision of cash of $24.8 million from accounts payable, inventory, and other receivables, the changes of which are primarily associated with the timing of vendor payments for drug purchases, increases or decreases in drug inventories, and receipt of drug rebates, net of

•An increase in net loss during the six month period ended June 30, 2024, net of changes in non-cash items, primarily stock compensation and changes in the fair value of warrants and derivative liabilites.
Cash flows from investing activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2024 compared to $6.3 million net cash used in the comparable period in 2023. The $6.1 million decrease in net cash used was primarily attributable to the following:
•A $14.3 million increase in net cash provided by purchases and sales of marketable securities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
•A $6.7 million increase in net cash used for the acquisition of physician practices during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

•A $1.1 million increase in purchases of property, plant, and equipment over the comparable periods.

Cash flows from financing activities
Net cash used in financing activities was $5.7 million for the six months ended June, 2024 compared to net cash provided by in financing activities of $54.4 million for the comparable period for 2023, primarily due to $65.0 million of proceeds received from the issuance of redeemable, convertible Class C Units during the six months ended June 30, 2023. There were no such proceeds received in the current period.
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
Material Cash Requirements
Based on the Company’s borrowings under the long-term debt arrangement as of June 30, 2024, the Company expects future cash outflows related to interest expense (based on Bloomberg Short-Term Bank Yield Index rate of 7.14% as of June 30, 2024) of $2.9 million for the remainder of 2024 and $5.8 million in 2025.
The Company also expects a cash outflow of $81.3 million related to the repayment of principal when the PNC Loan Facility matures in June of 2026.
The Company expects the following cash flows related to operating leases with third parties: $3.6 million in 2024, $9.4 million in 2025, $8.9 million in 2026, $7.8 million in 2027, $6.2 million in 2028, and $23.8 million thereafter.
The Company expects the following cash flows related to operating leases with related parties: $1.3 million in 2024, $2.7 million in 2025, $2.7 million in 2026, $2.5 million in 2027, $1.8 million in 2028, and $1.7 million thereafter.
Cash outflows related to certain vendor contracts with committed expenditures are expected to total approximately $27.4 million. The timing of the expenditures is as follows: $1.6 million in 2024, $3.0 million in 2025, $3.2 million in 2026, $4.0 million in 2027, $4.0 million in 2028, and $11.6 million thereafter.
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
Interest Rate Risk
Certain of AON’s outstanding indebtedness bears interest at a floating rate. As a result, AON may be exposed to fluctuations in interest rates to the extent of its borrowings under these arrangements. AON does not currently engage in any hedging or derivative instruments to attempt to offset this risk. Based on the total amount of variable debt outstanding as of June 30, 2024, if the Bloomberg Short-Term Bank Yield Index increased by 1.0% due to normal market conditions, AON’s interest expense will increase by approximately $0.8 million per annum.

AON had $81.3 million of borrowings under loans with variable rates as of June 30, 2024.
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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in designing and evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 28, 2024, our disclosure controls and procedures were not effective as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses.
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

As of the date of the Quarterly Report, other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report. Any of the risks discussed in these reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Our securities trade on the OTCQX, which is not a stock exchange, and there may not be an active trading market for our securities.

On May 21, 2024, the Company determined to voluntarily delist its Common Stock and Warrants from the Nasdaq Capital Market as recommended to the Board and Special Committee (the “Delisting”). The last trading day of its Common Stock and Warrants on Nasdaq was June 7, 2024. The Common Stock and Warrants commenced trading on the OTCQX on June 10, 2024.

The Common Stock and Warrants are quoted under the ticker symbol “AONC” and “AONCW” on the OTCQX. The OTCQX is not a stock exchange. Because the Common Stock and Warrants are quoted on the OTCQX rather than listed for trading on Nasdaq, there may be significantly less trading volume, and significantly less investor interest in, our securities than when our securities were listed on Nasdaq, which may lead to lower trading prices. On the OTCQX, our shareholders and warrantholders may find it difficult to obtain accurate quotations as to the market value of their securities and may find few buyers to purchase their securities and few market makers to support its price. As a result of these and other factors, investors may be unable to resell their securities at or above the price for which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares as consideration. Therefore, an active, liquid, and orderly trading market for our securities may not initially develop or be sustained, which could significantly depress the public price of the our securities and/or result in significant volatility, which could affect your ability to sell your securities.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts states from regulating the sale of certain securities, which are referred to as “covered securities.” Our securities no longer qualify as “covered securities” under such statute, due to the delisting from Nasdaq. We are therefore subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate any future offering of our securities.

In addition, our Common Stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for our common stock will be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) During the three month period ending June 30, 2024, aggregate of 3,154,675 shares of the Company’s Class B Common Stock were exchanged for an equal number of the Company’s Class A Common Stock. No cash consideration was paid in connection with such exchange. The exchange of such shares were made in reliance on the exemption from registration set forth in Regulation D and/or Section 3(a)(9) of the Securities Act.

(b) None.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2024 through April 30, 2024	10,880	$2.49	0	0
May 1, 2024 through May 31, 2024	25,490	$2.95	0	0
June 1, 2024 through June 30, 2024	55,203	$4.84	0	0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Employment and Severance Benefits Agreement between the Company and David Afshar
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

AMERICAN ONCOLOGY NETWORK, INC.

By:	/s/ Todd Schonherz
Name:	Todd Schonherz
Title:	Chief Executive Officer
Dated:	August 14, 2024