Form 10-Q
period 2024-09-30
American Oncology Network, Inc.
filed 2024-11-13
CIK 1839998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-04177
American Oncology Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3984427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14543 Global Parkway, Suite 110, Fort Myers, Florida	33913
(Address of Principal Executive Offices)	(Zip Code)
(833) 886-1725
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 12th, 2024, the registrant had outstanding 29,923,876 shares of Class A common stock, inclusive of the Sponsor Earnout shares, and 14,867,850 shares of Class B common stock.

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
i

Part I - Financial Information

Item 1. Financial Statements
American Oncology Network, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
($ in thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$19,432	$28,539
Short-term marketable securities	-	35,389
Patient accounts receivable, net	128,011	129,151
Inventories	49,266	44,569
Other receivables	63,153	34,274
Prepaid expenses and other current assets	9,388	4,277
Current portion of notes receivable - related parties	1,980	1,604
Total current assets	271,230	277,803

Property and equipment, net	45,321	40,439
Operating lease right-of-use assets, net (1)	45,694	43,349
Notes receivable - related parties	377	1,150
Goodwill	10,900	1,230
Intangibles, net	2,476	-
Deferred tax asset, net	-	2,894
Other assets	18,813	7,588
Total assets	$394,811	$374,453

Liabilities, Mezzanine Equity, and Stockholders' Equity
Current liabilities
Accounts payable (2)	$155,494	$127,645
Accrued compensation related costs	14,826	11,410
Accrued other	17,449	22,327
Income tax payable	971	971
Current portion of operating lease liabilities (3)	7,308	6,692
Current portion of long-term debt	3,809	-
Total current liabilities	199,857	169,045

Long-term debt, net	87,633	80,641
Long-term operating lease liabilities (4)	43,681	39,803
Other long-term liabilities	9,551	14,251
Total liabilities	$340,722	$303,740

Mezzanine equity

Series A convertible preferred stock; $0.0001 par value; 7,500,000 shares authorized; 6,651,610 issued and outstanding at September 30, 2024 and December 31, 2023, with an aggregate liquidation preference of $72,175,398 and $68,009,015 at September 30, 2024 and December 31, 2023, respectively.	64,986	64,986
Redeemable noncontrolling interest	91,731	167,025

Stockholders' equity
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; 16,177,647 and 9,517,816 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	1	1
Class B Common Stock; $0.0001 par value; 100,000,000 shares authorized; 20,445,123 and 25,109,551 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	3	3
Additional paid-in capital	-	-
Treasury stock, at cost, 122,743 shares at September 30, 2024 and 14,729 shares at December 31, 2023	(368)	-
Accumulated other comprehensive income	26	81
Retained deficit	(103,488)	(161,812)
Total AON stockholders' deficit	(103,826)	(161,727)
Noncontrolling interest	1,198	429
Total deficit	$(102,628)	$(161,298)
Total liabilities, mezzanine equity, noncontrolling interest, and stockholders' equity	$394,811	$374,453
(1)Includes related party operating right-of-use assets, net of $14,963 and $10,931 at September 30, 2024 and December 31, 2023, respectively
(2)Includes amounts due to related party of $143,658 and $120,857 at September 30, 2024 and December 31, 2023, respectively
(3)Includes related party current portion of operating lease liabilities of $3,732 and $1,888 at September 30, 2024 and December 31, 2023, respectively
(4)Includes related party long-term operating lease liabilities of $9,842 and $9,472 at September 30, 2024 and December 31, 2023, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Patient service revenue, net	$465,474	$332,195	$1,258,732	$945,681
Other revenue	4,805	4,110	9,868	9,322
Total revenue	470,279	336,305	1,268,600	955,003
Costs and expenses
Cost of revenue (1)	433,746	310,894	1,193,283	880,827
General and administrative expenses (2)	34,738	25,199	99,753	72,831
Transaction expenses	194	24,603	1,210	29,886
Total costs and expenses	468,678	360,696	1,294,246	983,544
Income (loss) from operations	1,601	(24,391)	(25,646)	(28,541)

Other income (expense)
Interest expense	(1,874)	(1,532)	(5,470)	(4,500)
Interest income	637	373	2,455	499
Other (expense) income, net	(1,924)	(3,309)	1,715	(7,689)
Loss before income taxes, equity loss in affiliate, and noncontrolling interest	(1,560)	(28,859)	(26,946)	(40,231)
Income tax expense	-	315	2,570	315
Loss before equity in affiliate and noncontrolling interest	(1,560)	(29,174)	(29,516)	(40,546)
Equity in income (loss) of affiliate	283	(31)	153	(251)
Net loss before noncontrolling interest	$(1,277)	$(29,205)	$(29,363)	$(40,797)
Net income attributable to noncontrolling interest	680	-	389	-
Net loss before redeemable noncontrolling interest	(1,957)	(29,205)	(29,752)	(40,797)
Net loss and noncontrolling interest attributable to Legacy AON Stockholders prior to the reverse recapitalization	-	(15,489)	-	(27,081)
Net loss attributable to redeemable noncontrolling interest	(888)	(11,924)	(24,463)	(11,924)
Net loss attributable to AON Inc.	$(1,069)	$(1,792)	$(5,289)	$(1,792)
Series A Preferred Cumulative Dividends	(1,431)	(133)	(4,166)	(133)
Series A Preferred Deemed Dividends	-	(2,089)	-	(2,089)
Net loss attributable to Class A Common Stockholders	$(2,500)	$(4,014)	$(9,455)	$(4,014)
Reallocation of net loss attributable to Class A Common Stockholders as a result of the impact and conversion of dilutive securities	-	-	(24,463)	-
Net loss attributable to Class A Common Stockholders for diluted earnings per share	$(2,500)	$(4,014)	$(33,918)	$(4,014)

Loss per share of Class A Common Stock:
Basic	$(0.19)	$(0.61)	$(0.90)	$(0.61)
Diluted	$(0.19)	$(0.61)	$(0.94)	$(0.61)

Weighted average shares of Class A Common Stock Outstanding:
Basic	13,264,403	6,614,229	10,527,469	6,614,229
Diluted	13,264,403	6,614,229	36,225,302	6,614,229

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	-	102	(189)	190
Other comprehensive gain (loss)	-	102	(189)	190
Comprehensive loss	$(1,957)	$(29,103)	$(29,941)	$(40,607)
Other comprehensive loss attributable to Legacy AON Shareholders	—	(15,398)	—	(26,902)
Other comprehensive loss attributable to noncontrolling interests	(888)	(11,915)	(24,596)	(11,915)
Total comprehensive loss attributable to AON Inc.	$(1,069)	$(1,790)	$(5,345)	$(1,790)
(1)Includes related party inventory expense of $399,848 and $271,790 and $1,076,092 and $777,478 for the three and nine months ended September 30, 2024 and 2023, respectively.
(2)Includes related party rent of $637 and $679 and $2,015 and $2,037 for the three and nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Mezzanine and Stockholders’ Deficit
(Unaudited)($ in thousands, except share and per share data)

	Mezzanine Equity - Class C		NCI(1)	Class A Common Stock		Class B Common Stock
In thousands (except share and per share data)	Stock	$		Stock	$	Stock	$	APIC(1)	Treasury Stock	AOCI(1)	Noncontrolling Interest	Retained Deficit	Total Equity (Deficit)
Three Months Ended September 30, 2024
Balances at June 30, 2024	6,652	64,986	28,331	12,939,850	1	20,571,323	3	27,074	(368)	26	518	(66,720)	(39,466)
Equity based compensation & NCI rebalancing			1,632	272,223				(118)					(118)
Net loss			(888)								680	(1,069)	(389)
Redemptions of Class B Common Stock to Class A Common Stock			(160)	126,200		(126,200)		161					161
Fair value adjustment to redeemable noncontrolling interest			62,816					(27,117)				(35,699)	(62,816)
Balances at September 30, 2024	6,652	64,986	91,731	13,338,273	1	20,445,123	3	—	(368)	26	1,198	(103,488)	(102,628)

	Mezzanine Equity - Class C		NCI(1)	Class A Common Stock		Class B Common Stock
In thousands (except share and per share data)	Stock	$		Stock	$	Stock	$	APIC(1)	Treasury Stock	AOCI(1)	Noncontrolling Interest	Retained Deficit	Total Equity (Deficit)
Nine Months Ended September 30, 2024
Balances at December 31, 2023	6,652	64,986	167,025	6,678,441	1	25,109,551	3	—	—	81	429	(161,812)	(161,298)
Other comprehensive loss			(133)							(55)			(55)
Equity-based compensation and NCI rebalancing			2,061	2,122,132				10,854					10,854
Repurchases of Class A Common Stock				(126,728)					(368)				(368)
Capital contributions from noncontrolling interest member											380		380
Net income (loss)			(24,463)								389	(5,290)	(4,901)
Redemption of Class B Common Stock to Class A Common Stock			(16,262)	4,664,428		(4,664,428)		16,263					16,263
Fair value adjustment to redeemable noncontrolling interest			(36,497)					(27,117)				63,614	36,497
Balances at September 30, 2024	6,652	64,986	91,731	13,338,273	1	20,445,123	3	—	(368)	26	1,198	(103,488)	(102,628)

	Mezzanine Equity - Class C Units exchanged for Series A Preferred Stock (2)		NCI(1)	Class A Common Stock		Class B Common Stock		Class A Units		Class A-1 Units		Class B Units		Class B-1 Units
In thousands (including share and per share data)	Stock	$		Stock	$	Stock	$	Units	$	Units	$	Units	$	Units	$	APIC(1)	AOCI(1)	Noncontrolling Interest	Retained Earnings (Deficit)	Total Equity (Deficit)
Three Months Ended September 30, 2023
Balances at June 30, 2023	6,500	62,897	-	-	-	-	-	19,495	7,725	2,282	31,040	4,704	80	-	-	-	(29)	134	5,803	$44,753
Activity prior to reverse recapitalization																		-
Issuance of additional Class A-1 Units pursuant to the Anti-Dilution Feature	-	-	-	-	-	-	-	-	-	718	7,185	-	-	-	-	-	-	-	-	$7,185
Tax distributions	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-	-	-	(1,045)	$(1,045)
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-	90	-	-	$90
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	911	10	1,047	4,864	-	-	-	-	$4,874
Net loss	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26)	(15,464)	$(15,490)
Reverse Recapitalization, net	152	2,089	36,873	6,614	1	25,110	3	(19,495)	(7,725)	(3,000)	(38,225)	(5,615)	(90)	(1,047)	(4,864)	17,602	(42)	-	(2,089)	$(35,429)
Activity after reverse recapitalization																		-
Other comprehensive income	-	-	9	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-	-	$2
Net loss after the reverse recapitalization	-	-	(11,924)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,792)	$(1,792)
Fair value adjustment to redeemable noncontrolling interest	-	-	344,371	-	-	-	-	-	-	-	-	-	-	-	-	(17,602)	-	-	(326,769)	$(344,371)
Balances at September 30, 2023	6,652	$64,986	$369,329	6,614	$1	25,110	$3	-	$-	-	$-	-	$-	-	-	$-	$21	$108	$(341,356)	$(341,223)
(1) The acronyms in the table above are defined as follows:
APIC - Accumulated paid in capital
AOCI - Accumulated other comprehensive income
NCI - Mezzanine equity classified noncontrolling interest
(2) This activity reflects the issuance of the AON LLC Class C Units, the conversion of AON LLC Class C Units to AON LLC Series A Preferred Units, and the exchange of AON LLC Series A Preferred Units for Series A Preferred Stock, in accordance with the Business Combination. Refer to Note - 1 for the description of the Business Combination and Note 13 for the summary of equity instruments.

	Mezzanine Equity - Class C Units exchanged for Series A Preferred Stock (2)		NCI(1)	Class A Common Stock		Class B Common Stock		Class A Units		Class A-1 Units		Class B Units		Class B-1 Units
In thousands (including share and per share data)	Stock	$		Stock	$	Stock	$	Units	$	Units	$	Units	$	Units	$	APIC(1)	AOCI(1)	Noncontrolling Interest	Retained Earnings (Deficit)	Total Equity (Deficit)
Nine Months Ended September 30, 2023
Balances at December 31, 2022	-	-	-	-	-	-	-	19,495	7,725	1,843	28,500	4,704	80	-	-	-	(117)	-	25,828	$62,016
Activity prior to reverse recapitalization																		-
Issuance of Class C Units, net of offering costs	6,500	62,897	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-
Class A and A-1 preferred returns	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,174)	$(8,174)
Issuance of additional Class A-1 Units pursuant to the Anti-Dilution Feature	-	-	-	-	-	-	-	-	-	1,157	9,725	-	-	-	-	-	-	-	-	$9,725
Tax distributions	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-	-	-	(1,305)	$(1,305)
Capital contribution from noncontrolling interest member	-	-		-	-	-	-	-	-	-	-		-	-	-	-	-	134	-	$134
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-	178	-	-	$178
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	911	10	1,047	4,864	-	-	-	-	$4,874
Net loss	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26)	(27,055)	$(27,081)
Reverse Recapitalization, net	152	2,089	36,873	6,614	1	25,110	3	(19,495)	(7,725)	(3,000)	(38,225)	(5,615)	(90)	(1,047)	(4,864)	17,602	(42)	-	(2,089)	$(35,429)
Activity after reverse recapitalization																		-
Other comprehensive income	-	-	9	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-	-	$2
Net loss after the reverse recapitalization	-	-	(11,924)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,792)	$(1,792)
Fair value adjustment to redeemable noncontrolling interest	-	-	344,371	-	-	-	-	-	-	-	-	-	-	-	-	(17,602)	-	-	(326,769)	$(344,371)
Balances at September 30, 2023	6,652	$64,986	$369,329	6,614	$1	25,110	$3	-	$-	-	$-	-	$-	-	-	$-	$21	$108	$(341,356)	$(341,223)

(1) The acronyms in the table above are defined as follows:
APIC - Accumulated paid in capital
AOCI - Accumulated other comprehensive income
NCI - Mezzanine equity classified noncontrolling interest
(2) This activity reflects the issuance of the AON LLC Class C Units, the conversion of AON LLC Class C Units to AON LLC Series A Preferred Units, and the exchange of AON LLC Series A Preferred Units for Series A Preferred Stock, in accordance with the Business Combination. Refer to Note - 1 for the description of the Business Combination and Note 13 for the summary of equity instruments.

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Oncology Network, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands, except share and per share data)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(29,363)	$(40,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,459	6,368
Amortization of debt issuance costs	609	570
Amortization of postcombination compensation	875	-
Provision for income taxes	2,894	-
Equity in (gain) loss of affiliate	(153)	251
Amortization of operating right-of-use assets (1)	6,390	6,194
Changes in fair value adjustments of warrants and derivative liabilities	(1,634)	9,334
Equity-based compensation and NCI rebalancing	12,913	4,875
Loss (gain) on sale and abandonment of property and equipment	2,135	(2)
Bargain purchase gain on acquisition of physician practice	(1,040)	-
Deferred taxes	(324)	75
Changes in operating assets and liabilities, net of business combinations:
Patient accounts receivable, net	1,140	(4,941)
Inventories (2)	(2,225)	(1,367)
Prepaid expenses and other current assets	(4,851)	(775)
Other receivables	(25,700)	(8,546)
Other assets	(5,847)	(2,107)
Accounts payable (3)	26,395	13,889
Accrued compensation related costs	6,130	8,744
Accrued other	(4,751)	6,290
Operating lease liabilities (4)	(4,241)	(5,625)
Other long-term liabilities	(3,680)	1,410
Net cash provided by (used in) operating activities	(16,869)	(6,160)
Cash flows from investing activities
Purchases of property and equipment and intangible assets	(14,628)	(9,527)
Proceeds from disposals of property and equipment	141	5
Acquisition of physician practices, net of cash acquired	(6,712)	-
Purchases of marketable securities	(18,850)	(20,824)
Proceeds from sales of marketable securities	54,736	4,933
Issuance of notes receivable - related parties	(560)	-
Collections on notes receivable - related parties	682	740
Net cash provided by (used) in investing activities	14,809	(24,673)
Cash flows from financing activities
Issuance of redeemable convertible Class C Units	-	64,996
Class A and A-1 preferred returns	-	(9,481)

Repayments on long-term debt	(2,520)	-
Contribution from noncontrolling interest	-	134
Repurchases of Class A Common Stock	(368)	-
Payment of tax withholding obligation on net RSU settlement	(3,258)	-
Repayments on finance lease liabilities	(901)	(387)
Cash paid for debt financing costs	-	(446)
Cash paid for offering costs on Class C issuance	-	(750)
Proceeds from reverse recapitalization	-	1,494
Net cash (used in) provided by financing activities	(7,047)	55,560
Net increase in cash and cash equivalents	(9,107)	24,727
Cash and cash equivalents
Beginning of period	28,539	26,926
End of period	$19,432	$51,653
Supplemental noncash investing and financing activities
Right-of-use assets and lease liabilities removed in termination of lease	$-	$1,254
Promissory note issued in connection with acquisition of physician practices	(6,550)	-
Promissory note issued in connection with asset acquisition	(1,569)	-
Changes in accounts payable for capital additions to property and equipment	361	-
Noncash consideration paid by assumption of note for purchase of physician practice	(4,530)	-
Contribution from noncontrolling interest	(380)	-
Unpaid offering costs relating to the reverse recapitalization	-	2,745
Deemed dividend for Series A Preferred Stock extinguishment	-	2,089
(1)Includes related party amortization of operating right-of-use assets of $1,505 and $1,601 for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes changes in related party balances of ($4,462) and $(1,299) for the nine months ended September 30, 2024 and 2023, respectively.
(3)Includes changes in related party balances of $22,801 and $10,627 for the nine months ended September 30, 2024 and 2023, respectively.
(4)Includes changes in related party balances of ($1,766) and ($1,835) for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements

1.Business

American Oncology Network, Inc. (“AON”, “New AON”, “AON Inc.”, or the “Company”), through its subsidiary companies and variable interest entities (together, “its subsidiaries”), is an alliance of physicians and seasoned healthcare leaders who provide comprehensive oncology services across 38 oncology practices located in twenty states (Arizona, Arkansas, Florida, Georgia, Hawaii, Iowa, Idaho, Indiana, Louisiana, Maryland, Missouri, Michigan, North Carolina, Nevada, Nebraska, Ohio, South Carolina, Texas, Virginia, Washington, and the District of Columbia). The Company also provides expertise in drug procurement and payor contracting, along with practice diversification through centralized laboratory and pathology services, as well as specialty pharmacy services, clinical research, radiation oncology, and imaging. During the nine months ended September 30, 2024, the Company entered into affiliation agreements with or acquired the following oncology practices.

Nine Months Ended September 30, 2024
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

Upon the consummation of the Business Combination, the outstanding membership units in AON LLC and the outstanding shares in AON Inc. (New AON) were as follows:
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

Transaction Expenses

In connection with the Reverse Recapitalization, AON LLC and New AON incurred costs of $0.0 million and $24.6 million during the three months ended September 30, 2024 and 2023, respectively. AON LLC and New AON incurred costs of $1.0 million and $24.6 million during the nine months ended September 30, 2024 and 2023, respectively. These costs were reported as transaction expenses in the condensed consolidated statements of operations and comprehensive income (loss).

2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. There have been certain reclassifications of prior year amounts made to conform to the current year presentation. Management believes the unaudited condensed consolidated financial statements for the interim periods presented contain all necessary adjustments, of a normal recurring nature, to state fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements were prepared on the same basis as and should be read in conjunction with such audited consolidated financial statements and related notes thereto of AON Inc. and its wholly-owned subsidiaries, included in the Annual Report on Form 10-K, dated and filed on March 28, 2024 with the SEC (the “Annual Report 2023"). Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results the Company expects for the entire year.

For the three and nine months ended September 30, 2024, these unaudited condensed consolidated financial statements reflect the consolidated results of operations, comprehensive (income) loss, cash flows and changes in equity of AON Inc. and its wholly-owned subsidiaries. The condensed consolidated balance sheet at September 30, 2024 presents the financial condition of AON Inc. and its consolidated subsidiaries.

For the three and nine months ended September 30, 2023, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive (income) loss, cash flows and changes in equity of AON LLC. The condensed consolidated balance sheet as of December 31, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries after the Reverse Recapitalization. All intercompany balances and transactions of AON LLC have been eliminated.

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

For the three and nine months ended September 30, 2024, $1.1 million and $5.3 million, respectively, of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 36.1% and 29.0%, respectively, of the consolidated net loss of AON LLC. For the three and nine months ended September 30, 2024, $0.9 million and $24.5 million, respectively, of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 63.9% and 71.0% of the consolidated net losses of AON LLC.

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

Principles of Consolidation
For the period of January 1, 2024 through September 30, 2024, the condensed consolidated financial statements include the accounts of the Company, American Oncology Network, LLC (“AON LLC”), and its wholly owned subsidiary American Oncology Management Company, LLC (“AOMC”), and its consolidated variable interest entities (“VIEs”) American Oncology Partners, P.A. (“AON Partners”), American Oncology Partners of Maryland, P.A. (“Partners of Maryland”), AON Central Services, LLC (“AON Central Services”), and Meaningful Insights Biotech Analytics, LLC (“MIBA”). All intercompany accounts and transactions between the entities have been eliminated in consolidation.

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

AON LLC has contractual relationships with AON Partners, Partners of Maryland and AON Central Services and the physician owners through management service agreements (“MSAs”) and other contractual agreements to provide all practice management services outside of medical services provided by the physicians. In addition, despite not being required by the contractual relationships, AON LLC regularly provides funding to support AON Partners and Partners of Maryland’s operations and acquisitions of physician practices. AON Central Services was formed July 15, 2022 and, effective January 1, 2023, entered into an agreement with AOMC to provide qualified non-clinical and non-medical employees to AOMC to support the operation of the physician practices. MIBA was established during the first quarter of 2023 for the purpose of developing intellectual property to synergize the collection, de-identification, and dissemination of the Company’s patient data for sale to external parties for research, development, and clinical decisions. In May 2023, the Company contributed $0.2 million for a 56% interest in the equity of MIBA. As of September 30, 2024, MIBA had no significant operating activity. The Company concluded that AON LLC had a controlling financial interest in MIBA and has consolidated the entity since inception and recorded the noncontrolling interest in equity.
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
Revenue Recognition
Revenue is recognized under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). The Company determines the transaction price based upon standard charges for goods and services with anticipated consideration due from patients, third-party payors (including health insurers and government agencies) and others. The Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient visits and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and most procedures, are satisfied over the time of visit which is the same day services are performed. Performance obligations relating to pharmacy revenue are considered fully satisfied at a point in time upon the customer receiving delivery of the prescription. Accordingly, the Company does not anticipate a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and any such revenue recognized during the three and nine month periods ended September 30, 2024 and 2023 was immaterial. Additionally, the Company does not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2024 and December 31, 2023. Approximately $315.3 million and $242.5 million and $860.9 million and $687.4 million of the Company’s revenues are generated from services performed during patient visits with the remainder primarily generated from shipments of pharmacy prescriptions for the three and nine month periods ended September 30, 2024 and 2023, respectively.
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
The Company monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined. For the three and nine month periods ended September 30, 2024 and 2023, such resulting historic adjustments have been immaterial to the condensed consolidated financial statements.

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

The Company uses the cost-to-cost measure of progress for the Company’s contract because it best depicts the transfer of control to the customer as the performance obligation is fulfilled. For this method, the Company compares the contract costs incurred to date to the estimated total contract costs through completion. As part of the client proposal and contract negotiation process, the Company develops a detailed project budget for the direct costs and reimbursable costs based on the scope of the work, the complexity of the study, the geographical location involved and the Company’s historical experience. The estimated total contract costs at the project level are reviewed and revised periodically throughout the life of the contract, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are identified. Contract costs consist primarily of direct labor and other reimbursable project-related costs such as travel, third-party vendor costs and investigator fees. The Company establishes pricing based on the Company’s internal pricing guidelines, discount agreements, if any, and negotiations with the client. The transaction price is the contractually defined amount. Revenue related to the clinical trial, which is included within other revenue, was $0.0 million and $2.2 million and $0.5 million and $3.7 million for the three and nine months ended September 30, 2024 and 2023, respectively. This arrangement concluded during the three months ended September 30, 2024.
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
Equity Investment in Affiliate
In January 2023, the Company contributed noncash consideration, with a fair value of approximately $2.3 million, in return for a 49% equity interest in OCP Management Arizona, LLP. Investments in entities over which the Company has the ability to exercise significant influence but does not control the entity are accounted for using the equity method. Equity method investments are included with other assets in the condensed consolidated balance sheets. The carrying amount of the investment is adjusted to reflect the Company’s proportionate share of the net earnings or losses and reduced by any dividends received. The Company’s share of income or loss related to this investment is reported as an equity in loss of affiliate in the condensed consolidated statements of operations and comprehensive (income) loss. The Company divested its relationship with OCP Management Arizona, LLP during the three months ended September 30, 2024 and recorded a small gain reported as equity in income (loss) of affiliate in the condensed consolidated statements of operations and comprehensive (income) loss.
Noncontrolling Interests
The Company consolidates the results of entities in which it has a controlling financial interest. Refer to Note 15 for additional considerations and presentation for noncontrolling interest.
Mezzanine Equity

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which is outside of the Company’s control). As a result, Management has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. As of September 30, 2024, the Preferred Stock are recorded at their initial carrying value, net of offering costs of $0.8 million. The Series A Preferred Stock are not being accreted to redemption value, as the redemption is not probable. The Series A Preferred Stock are classified outside of members’ equity on the consolidated balance sheets. Refer to Note 14 for mezzanine equity presentation considerations for redeemable noncontrolling interest.
Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of accumulated paid in capital. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock. The company repurchased 14,729 shares of Class A common stock at the spot rate as of each transaction date for a total cost of less than $0.1 million for the year ended December 31, 2023. For the nine months ended September 30, 2024 the Company repurchased an additional 126,728 shares of Class A common stock at the spot rate as of each transaction date for a total cost of less than $0.4 million. To date, the Company has repurchased a total of 141,457 shares.
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
Business Combinations
The Company evaluates acquired practices in accordance with ASC 805: Accounting for Business Combinations. ASU 2017-01 specifically clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Because substantially all of the value of each acquired practice did not relate to a similar group of assets and as each acquired practice contained both inputs and processes necessary to provide economic benefits to the Company, it was determined that each acquisition represents a business combination. Therefore, the transactions have been accounted for using the acquisition method of accounting, which requires, with limited exceptions, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Any excess of the consideration transferred over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction costs related to business combinations are expensed in the period in which they are incurred.
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

As of September 30, 2024, the Public Warrants were trading separately from the Class A Common Stock and the quoted market price was used to establish fair value. As such, the Public Warrants fair value was determined using a Level 1 input. The fair value of the Public Warrants as of September 30, 2024 is $1.2 million and recorded in accrued other on the condensed consolidated balance sheets.

Management has utilized the public warrant price to value the private warrants and believes the public and private warrants have materially consistent fair values given the existence of the make-whole redemption feature. As of September 30, 2024, a valuation of the private warrants was performed which confirmed the private warrant value was materially consistent with the public warrants. The details of this valuation are included in the paragraph below.

The fair value of the Private Placement warrants was determined using Level 3 inputs. As of September 30, 2024, the fair value of the Private Placement Warrants was estimated to be $0.9 million and recorded in accrued other on the condensed consolidated balance sheets. The fair value was estimated at September 30, 2024, using the Black-Scholes Option Pricing model using the following assumptions:
Expected annual dividend yield – 0.0%
                Expected volatility – 33.50%
                Risk-free rate of return – 3.55%
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
Earnings Per Share

The Company recast Historical AON LLC Equity as AON Inc. common equity for all periods prior to the Reverse Recapitalization, refer to Note 2. However, as 100% of the net losses of AON LLC prior to the Reverse Recapitalization were absorbed by the Legacy AON Shareholders, basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 represents only the period from September 21, 2023 to September 30, 2023, the period where the Company had earnings (loss) attributable to Class A Common Stockholders. Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 represents the period where the Company had earnings (loss) attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted earnings (loss) per share. As such, basic and diluted earnings (loss) per share of Class B Common Stock has not been presented.

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

Based on various quantitative and qualitative factors, including assessment of certain services performed and relationships held above, management has determined that AON Partners, Partners of Maryland, AON Central Services, and MIBA are all variable interest entities and AOMC is the primary beneficiary who holds the decision-making rights over the activities that most significantly impact the economic performance of AON Partners, Partners of Maryland, AON Central Services, and MIBA through the MSAs and other contractual agreements. Accordingly, the results of AON Partners, Partners of Maryland, AON Central Services, and MIBA have been consolidated with the Company for the three and nine month periods ended September 30, 2024 and September 30, 2023.
The assets of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of September 30, 2024 and December 31, 2023, are as follows:

	As of September 30, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$19,180	$26,574
Accounts receivable	128,011	129,151
Inventories	49,266	44,569
Prepaid expenses and other current assets	6,514	895
Goodwill	9,850	—
Intangibles, net	2,476	180
Other receivables	63,824	33,809
Other assets	16,555	2,091
Total assets	$295,676	$237,269

The liabilities of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of September 30, 2024 and December 31, 2023, are as follows:

	As of September 30, 2024	As of December 31, 2023
Liabilities
Accounts payable	$147,924	$122,324
Accrued compensation and benefits	36,428	21,380
Accrued other	10,523	16,723
Other long-term liabilities	702	273
Due to AON LLC and subsidiaries, net	137,976	117,194
Total liabilities	$333,553	$277,894
All intercompany transactions and balances with the VIEs are eliminated in consolidation.

5.Business Combinations
2024 Acquisitions

During the nine months ended September 30, 2024, the Company closed on two business combinations (the “Transactions”), allowing the Company to expand its domestic reach related to its comprehensive oncology and practice management services.

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

As the business combinations occurred on April 1, 2024, the following table presents revenue for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, as if the 2024 acquisitions had occurred as of January 1, 2023. Prior to the acquisition date, revenue and expenses were recognized on the cash basis of accounting. CGCC’s and HCC’s historical books and records did not contain the information required to prepare financial statements on a basis that would be comparable to us. Thus, the required pro-forma financial disclosures related to net income are not presented herein.

Pro Forma
	Three Months Ended September 30,	Nine months ended September 30,
	2023	2024	2023

Revenue	$364,896	$1,297,191	$1,040,777

From the dates of acquisition through September 30, 2024, revenue attributable to the 2024 acquired businesses was $64.9 million. Net income (loss) has not been included as the Company recognizes expenses on the cash basis of accounting at the practice level.

2023 Acquisitions

The Company did not have any ASC 805 acquisitions during the year ended December 31, 2023.

6.Marketable Securities
The following table summarizes the Company’s marketable securities financial assets that are measured at fair value on a recurring basis and cash equivalents:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$18,773	$-	$-	$18,773
Money market funds	224	-	-	224
Level 1 total	$18,997	$—	$—	$18,997

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$28,593	$-	$-	$28,593
Money market funds	723	-	-	723
Level 1 total	29,316	—	—	29,316
Marketable securities
Level 2:
Corporate bonds	13,678	191	(9)	13,860
U.S. Treasury securities	21,318	211	—	21,529
Level 2 total	34,996	402	(9)	35,389
Total	$64,312	$402	$(9)	$64,705
(1)Included in cash and cash equivalents in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023.
(2)Cash equivalents as of September 30, 2024 included overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments sponsored by a large financial institution.
The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments. The fair value of the Company’s Level 2 investments were determined using pricing based on quoted market prices or alternative market observable inputs.  As of September 30, 2024 the Company has sold all Level 2 investments.

7. Supplemental Condensed Balance Sheet Information
Other receivables
Other receivables consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Rebates receivable	$54,608	$33,708
Other	8,545	566
Total other receivables	$63,153	$34,274
Inventory
Inventory consisted of the following purchased finished goods at September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Intravenous drugs	$34,553	$32,388
Oral pharmaceuticals	14,713	12,181
Total inventories	$49,266	$44,569

Property and Equipment, net
Property and equipment, net consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Leasehold improvements	$37,042	$32,490
Furniture, fixtures and equipment	2,974	2,607
Medical equipment	10,343	8,566
Computer equipment	3,818	3,285
Signs	227	153
Automobiles	101	59
Software	8,394	7,829
Construction-in-progress	5,564	2,985
Finance Right of Use Assets	7,242	7,100
Property and equipment, gross	75,705	65,074

Accumulated depreciation and amortization	(30,384)	(24,635)
Property and equipment, net	$45,321	$40,439
Other Assets

Other assets consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Physician deferred compensation	$12,066	$-
Insurance recovery receivable	2,830	2,830
Equity investment in OCP Management Arizona, LLC	-	1,754
Other	3,917	3,004
Total other assets	$18,813	$7,588

Accrued Other

Accrued other consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Refund liability	$8,147	$15,078
Warrant liability	2,023	-
Excise taxes payable	2,700	2,700
Current portion of finance lease liabilities	1,271	1,189
Other	3,308	3,360
Total accrued other	$17,449	$22,327

8. Long-term Debt
Debt consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
PNC Facility	$81,250	$81,250
Notes payable	10,192	—
Total	91,442	81,250
Unamortized debt issuance costs	—	(609)
Less current portion	(3,809)	—
Total debt	$87,633	$80,641
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
The PNC Loan Facility is interest-only with total principal due at an initial maturity on April 30, 2024. Interest originally accrued at one-month LIBOR or an alternate base rate plus 1.45%. The maximum balance of the PNC Loan Facility (“Borrowing Base”) is limited to the lesser of the Facility Limit ($65.0 million) or the fair value of the Company’s patient accounts receivable. The Company must maintain a balance of the lesser of the Borrowing Base or 65% of the Facility Limit in the first year and 75% of the Facility Limit in subsequent years (“minimum funding threshold”). The Company can repay the PNC Loan Facility up to the minimum funding threshold at any time without penalty. In accordance with the PNC Loan Facility, the Company pledged $10.0 million of collateral as restricted cash to be released quarterly in increments of $2.5 million. The restricted cash was fully released as of September 30, 2024 and December 31, 2023.
On April 30, 2021, the Company entered into a $5.0 million revolving line of credit agreement (“PNC Line of Credit”). The PNC Line of Credit has an expiration date of April 30, 2025 and originally bore interest at a rate per annum equal to the sum of the daily LIBOR rate plus 1.65% or an alternate base rate plus 0.65% and is due on the first day of each month beginning June 1, 2021. Any outstanding principal and accrued interest will be due on the expiration date. Beginning July 1, 2021, quarterly bank fees equal to 1.65% per day per annum are due in arrears and will continue on the first day of each quarter thereafter. All debt related to the PNC Line of Credit is collateralized by the Company’s assets. As of September 30, 2024 and December 31 2023, no draws had been made on the PNC Line of Credit. The Company is also subject to a 0.20% unused line fee calculated per annum on the unused balance of the PNC Line of Credit.
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

On September 11, 2024, the Company also entered into Amendment No. 9 (“Amendment 9”) to its PNC Loan Facility to modify certain definitions and expand upon “Unlisted Accounts” which allowed collections received into unlisted accounts to be eligible receivables of pool balance at the end of every month up to a certain threshold. The effective date of Amendment 9 was September 11, 2024.

The PNC Loan Facility and PNC Line of Credit nonfinancial covenants include restrictions related to unpermitted property liens and the requirement of audited financial statements. Both agreements also contain several financial covenants, including the following ratios: accounts receivable default, delinquency, dilution, days sales outstanding, leverage, and fixed charge coverage. As of September 30, 2024, the Company was in compliance with all financial and nonfinancial debt covenants as required by both loan agreements.

Notes Payable

As a result of the acquisition of HCC, the Company assumed a note payable with a face value of $4.7 million and fair value of $4.5 million. A payment of $1.0 million was made upon closing of the acquisition on April 1, 2024 with the remaining payments being due in 18 monthly installments of $0.2 million representing principal and interest at the Company’s variable cost of borrowing. As of September 30, 2024, $2.5 million of the note is included within current portion of long-term debt on the condensed consolidated balance sheet and $0.1 million is included within long-term debt, net.

Additionally, the Company entered into a note to the CGCC Shareholders with a face value of $6.4 million and fair value of $6.5 million. The note is payable in 60 installments of $0.1 million and bears interest at the Company’s variable cost of borrowing. As of September 30, 2024, $1.3 million of the note is included within current portion of long-term debt on the condensed consolidated balance sheets and $4.8 million is included within long-term debt, net.

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

The Company’s effective income tax rate was 0.0% and (1.1)% for the three months ended September 30, 2024 and 2023, respectively. The provision for income taxes was $0 and $315 for the three months ended September 30, 2024 and 2023, respectively.

The Company’s effective income tax rate was (9.6)% and (0.8)% for the nine months ended September 30, 2024 and 2023, respectively. The provision for income taxes was $2,570 and $315 for the nine months ended September 30, 2024 and 2023, respectively.

The change to the income tax provision for the nine months ended September 30, 2024 compared to the income tax provision for the nine months ended September 30, 2023 was primarily a result of the full valuation allowance recorded against the Company’s net deferred tax assets as of September 30, 2024. As of December 31, 2023, the Company recognized a deferred tax asset related to its investment in the American Oncology Network, LLC partnership. As of September 30, 2024, the Company updated its valuation allowance assessment based on new factors including its year-to-date loss and forecasted loss at the American Oncology Network, LLC partnership legal entity. Based on its updated valuation allowance assessment, the Company recorded a discrete full valuation allowance against its investment in partnership deferred tax asset during the nine months ending September 30, 2024.

The effective income tax rate for the three and nine months ended September 30, 2024 and 2023 differed from the federal statutory rate primarily due to certain legal entities in the Company's structure being treated as partnerships for income tax purposes and, therefore, a significant portion of its income not being subject to income tax. Additionally, as of September 30, 2024, all corporate entities within the Company's structure maintain a full valuation allowance against their net deferred tax assets.

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
Right-of-use assets and lease liabilities consist of the following at September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Assets
Operating lease right-of-use assets, net	$45,694	$43,349
Finance lease right-of-use assets, net (included in property and equipment, net)	5,053	5,794
Total right-of-use assets	$50,747	$49,143

Liabilities
Current
Current portion of operating lease liabilities	$7,308	$6,692
Current portion of finance lease liabilities (included in accrued other)	1,271	1,189
Long-term	8,579	7,881
Long-term operating lease liabilities	43,681	39,803
Long-term finance lease liabilities (included in other long-term liabilities)	3,684	4,548
Total lease liabilities	$55,944	$52,232
The components of lease costs recognized in the condensed consolidated statements of operations and comprehensive (income) loss consist of the following for the three and nine month periods ended September 30, 2024 and 2023 and are included in selling, general, and administrative expenses unless otherwise noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$3,122	$2,820	$8,895	$8,361
Finance lease costs
Amortization of finance lease right-of-use assets	289	122	860	354
Interest on finance lease liabilities (included in interest expense)	80	35	250	79
Variable lease costs	729	560	1,958	1,742
Total lease costs	$4,220	$3,537	$11,963	$10,536

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five years and thereafter recorded in the condensed consolidated balance sheets for operating and finance leases as of September 30, 2024:

	Operating Leases	Finance Leases
2024 (remainder of year after September 30, 2024)	$1,662	$386
2025	11,686	1,523
2026	11,320	1,285
2027	10,109	1,220
2028	7,820	948
Thereafter	23,288	262
Total lease payments	65,885	5,624
Less: amount representing interest	(14,896)	(669)
Present value of lease liabilities	50,989	4,955
Less: current portion of lease liabilities	(7,308)	(1,271)
Long-term lease liabilities, net of current portion	$43,681	$3,684
The weighted-average remaining lease term as of September 30, 2024 and December 31, 2023 was 6.76 years and 6.93 years for operating leases and 4.09 years and 4.76 years for finance leases, respectively. The weighted-average discount rate as of September 30, 2024 and December 31, 2023 was 6.69% and 6.64% for operating leases and 6.39% and 6.30% for finance leases, respectively.
The cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,534	$7,678
Operating cash flows from finance leases	250	79
Financing cash flows from finance leases	901	387
ROU assets obtained in exchange for new operating lease liabilities	10,265	9,862
ROU assets obtained in exchange for new finance lease liabilities	120	1,103

11. Related Parties
Transactions Notes Receivable
The Company enters into promissory notes with physicians of the Company. The notes receivable balances are satisfied through cash payments or settlements through the physicians’ compensation as part of their employee agreement. The notes receivable are amortized over a 60-month period as a reduction of compensation. The notes bear interest at the Company’s incremental borrowing rate (6.63% at September 30, 2024 and 7.18% at December 31, 2023, respectively).

	As of September 30, 2024	As of December 31, 2023	Original Principal	Issue Date	Maturity Date
Notes receivable
Note 2*	$157	$656	$5,355	5/1/2019	4/30/2024
Note 3	-	17	491	6/1/2019	5/31/2024
Note 8	1,640	2,081	2,816	5/1/2020	5/1/2025
Note 10	310	-	310	7/12/2024	7/12/2029
Note 11	250	-	250	9/20/2024	9/20/2029
Total notes receivables	2,357	2,754
Less: Current portion of notes receivable	(1,980)	(1,604)
Notes receivable, less current portion	$377	$1,150
*The Company is in the process of extending maturity date for this note.
Leases
The Company has operating leases for eleven of the office facilities owned by employees of the Company. Total cash was approximately $0.5 million and $1.8 million paid for leases to related parties for the three and nine months ended September 30, 2024.

The Company has operating leases for ten of the office facilities owned by employees of the Company. Total cash was approximately $0.6 million and $1.9 million paid for leases to related parties for the three and nine months ended September 30, 2023.
Inventory Purchases/Concentration Risk
The Company purchases the majority of pharmaceuticals inventory from a subsidiary under common control of a Legacy AON Shareholder. During the three months ended September 30, 2024 and 2023, the Company purchased approximately $395.0 million and $268.0 million, respectively, from the related party. These purchases were approximately 91% and 86% as a percentage of cost of revenue for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company purchased approximately $1,081.0 million and $774.0 million, respectively, from the related party. These purchases were approximately 91% and 88% as a percentage of cost of revenue for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, the Company had $144.0 million and $120.9 million, respectively, included in accounts payable for invoices from the related party, representing 92% of accounts payable at each period-end.

12. Equity-Based Compensation

The Company maintains a single equity incentive plan, the “2023 Incentive Equity Plan”, which was adopted by the Board of Directors and approved by stockholders in connection with the Business Combination. A total of 5,300,000 shares were authorized under the 2023 Incentive Equity Plan. The number of shares of common stock available for issuance under the 2023 Incentive Equity Plan will be increased annually on the first day of each fiscal year during the term of the 2023 Incentive Equity Plan by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At September 30, 2024, 1,143,190 shares were available for grant under the 2023 Incentive Equity Plan. The purpose of the 2023 Incentive Equity Plan is to attract and retain personnel for positions with the Company, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The Plan permits the grant of Incentive Stock Options (“ISO”) to any ISO Employee and the grant of Non statutory stock options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Performance Awards to any Service Provider.

Restricted Stock Units

The Company granted 4,746,521 Restricted Stock Units (“RSUs”) to employees during the nine months ended September 30, 2024.

A summary of the RSU activity during the nine month period ending September 30, 2024 is as follows:

	Nine Months Ended September 30, 2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	4,746,521	$4.83
Vested	(2,382,730)	$5.47
Forfeited/Cancelled	(33,714)	$—
Outstanding as of June 30, 2024	2,330,077	$4.16

The Company recognized $1.5 million and $16.1 million in stock-based compensation expense related to outstanding RSUs during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2024, there was approximately $6.2 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.64 years.

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

The following table summarizes the changes to AON LLC’s Class A, Class A-1, and Class B Units for the three and nine months ended September 30, 2023.

in thousands, except for share and per share amounts	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Class A Units, value
Beginning of Period	$7,725	$7,725
Issuance of Units	—	—
Impact of the Reverse Recapitalization	(7,725)	(7,725)
End of Period	$—	$—

Class A Units, units
Beginning of Period	19,495,376	19,495,376
Issuance of Units	—	—
Impact of the Reverse Recapitalization	(19,495,376)	(19,495,376)
End of Period	—	—

Class A-1 Units, value
Beginning of Period	$31,040	$28,500
Issuance of Units	7,185	9,725
Impact of the Reverse Recapitalization	(38,225)	(38,225)
Impact of Derivative liability on Class A-1 anti-dilution feature	—	—
End of Period	$—	$—

Class A-1 Units, units
Beginning of Period	2,281,696	1,842,520
Issuance of Units	718,549	1,157,725
Impact of the Reverse Recapitalization	(3,000,245)	(3,000,245)
Distribution	—	—
End of Period	—	—

Class B Units, value
Beginning of Period	$80	$80
Equity based compensation	10	10
Impact of the Reverse Recapitalization	(90)	(90)
End of Period	$—	$—

Class B Units, units
Beginning of Period	4,703,628	4,703,628
Units Vested	910,548	910,548
Impact of the Reverse Recapitalization	(5,614,176)	(5,614,176)
End of Period	—	—

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

14. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock. Basic and diluted loss per share for the three and nine months ended September 30, 2023, represents the period from September 21, 2023 to September 30, 2023, the days in the prior year periods when the Company had Class A and Class B common stock outstanding. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B Common Stock has not been presented. Series A Preferred Stock are considered participating securities for basic and diluted loss per share, but do not participate in losses. As such, basic and diluted loss per share is computed using the two-class method. For additional information, see Notes 1 and 2.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss attributable to AON Inc.	$(1,069)	$(1,792)	$(5,289)	$(1,792)
Less: Series A Preferred Cumulative Dividends	$(1,431)	$(133)	$(4,166)	$(133)
Less: Series A Preferred Deemed Dividend	$—	$(2,089)	$—	$(2,089)
Net loss attributable to Class A Common Stockholders	$(2,500)	$(4,014)	$(9,455)	$(4,014)
Less: Reallocation of net loss attributable to Class A Common Stockholders as a result of the impact and conversion of dilutive securities	$—	$—	$(24,463)	$—
Net loss attributable to Class A Common Stockholders for diluted earnings per share	$(2,500)	$(4,014)	$(33,918)	$(4,014)

Weighted-average shares for basic earnings per share	13,264,403	6,614,229	10,527,469	6,614,229

Effect of dilutive securities:
Series A Preferred Stock	—	—	—	—
Class B Common Stock	—	—	22,697,588	—
Class B Prefunded warrants	—	—	3,000,245	—
Restricted Stock Units	—	—	—	—
Weighted-average shares for diluted earnings per share	13,264,403	6,614,229	36,225,302	6,614,229

Basic loss per share of Class A Common Stock	$(0.19)	$(0.61)	$(0.90)	$(0.61)
Dilutive loss per share of Class A Common Stock	$(0.19)	$(0.61)	$(0.94)	$(0.61)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share for the periods presented as they were anti-dilutive. Note that the Sponsor Earnouts are excluded from the calculation of weighted-average shares for diluted loss per share as the contingency had not been met as of the period end.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series A Preferred Stock	7,217,540	6,651,610	7,217,540	6,651,610
Class B Common Stock	20,445,123	25,109,551	—	25,109,551
Class B Prefunded Warrants	3,000,245	3,000,245	—	3,000,245
Public and Private Warrants	14,450,833	14,450,833	14,450,833	14,450,833
Restricted Stock Units	2,053,365	—	2,053,365	—

15. Redeemable Noncontrolling Interest

Legacy AON Shareholders own 23,445,368 AON LLC Common Units, equal to a 63.7% of the economic interest in AON LLC as of September 30, 2024. Legacy AON Shareholders Common Units are comprised of 20,445,123 shares of Class B Common Stock and 3,000,245 Class B Prefunded Warrants, which, together with the AON LLC Common Units, may be redeemed at the option of the Legacy AON Shareholder on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by New AON. If New AON elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than ten (10) business days after the redemption notice date. Upon the redemption of the AON LLC Common Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. The redemption value is determined based on a five-day VWAP of the Class A common shares, subject to customary conversion rate adjustments for share splits, share dividends, and similar events affecting Class A Common Stock. After each redemption, AON LLC equity attributable to New AON and the Legacy AON Shareholders is adjusted to reflect New AON’s and the Legacy AON Shareholders’ ownership in AON LLC.

When applying SEC guidance concerning mezzanine classification, the Company understands that due to the NCI holders having control of the Board, if there is a sequence of remotely possible events that could trigger a redemption, this requires the instrument to be classified as temporary equity, without any regard to probability. Accordingly, though the redemption would require such a remotely possible sequence of events, and such remote sequence of events would also require, in management’s view, the Company to take extraordinary actions in order to allow such sequence of events to be remotely possible, the noncontrolling interest is currently classified as temporary equity. In the event that the controlling shareholders control redemption of the shares, the noncontrolling interest will be presented as permanent equity.

The redeemable noncontrolling interest is recognized at the greater of (1) its initial fair value plus accumulated earnings/(losses) associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2024, the redeemable noncontrolling interest was recorded based on its redemption value of $91.7 million which represented a decrease of $75.3 million from its redemption value as of December 31, 2023. This measurement adjustment decreased retained deficit by $63.6 million. Each time a change of interest occurs, AON LLC equity attributable to AON Inc. and the Legacy AON Shareholders is rebalanced to reflect the changes in AON Inc.’s and the Legacy AON Shareholder’s ownership in AON LLC that occurred throughout the period.

The following table summarizes the economic ownership of AON LLC, for the period beginning December 31, 2023 and ending September 30, 2024.

	Period beginning December 31, 2023 and ending September 30, 2024
	AON LLC Units
	AON Inc.	Legacy AON Shareholders	Total
Beginning of Period	13,330,051	28,109,796	41,439,847
Issuances	2,122,132	—	2,122,132
Repurchases	(126,728)	—	(126,728)
Redemptions	4,664,428	(4,664,428)	—
Total Units Issued	19,989,883	23,445,368	43,435,251
End of Period	19,989,883	23,445,368	43,435,251
Allocation of income to controlling and noncontrolling interests	46.0%	54.0%	100%
Allocation of losses to controlling and noncontrolling interests (1)	36.3%	63.7%	100%
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

16. Commitments and Contingencies

On September 12, 2024, the Company entered into a definitive agreement to purchase certain non-clinical and clinical assets of a physician practice. The purchase price for the transaction will be approximately $30.5 million, subject to customary closing adjustments, and is expected to be accounted for as a business combination. The purchase is expected to be settled in $15.6 million of cash, a note to the seller with a principal amount of $7.2 million, and $7.7 million in cash or restricted stock units expected to be paid over a three years period. The acquisition is expected to close in the first quarter of fiscal 2025.

17. Subsequent Events

Third Party Tender Offer

On October 4, 2024, affiliates of AEA Growth (collectively the “Bidders” or “AEA Parties”) closed on a tender offer to purchase for cash, i) 5,407,155 AON LLC Common Units from holders of such AON LLC Common Units and ii) 2,809,338 shares of New AON Class A Common Stock from holders of such New AON Class A Common Stock (the “Third Party Tender Offer”). Each AON LLC Common Unit and share of New AON Class A Common Stock was purchased by the Bidders for $4.00 less certain fees and expenses. Following the closing of the Third Party Tender Offer, the Bidders converted the 5,407,155 AON LLC Common Units into an equal number of shares of Class A Common Stock of the Company.

Neither AON Inc. nor AON LLC was a Bidder in the Third Party Tender Offer. AON Inc. and AON LLC assisted with facilitating documentation between the Bidders and participants in the Third Party Tender Offer in order to maintain an orderly process between the participants in the Third Party Tender Offer and the Bidders.
As previously disclosed in our second quarter 10-Q filed August 14, 2024, the Company and AEA Growth entered into a Stockholders Agreement on July 19, 2024 that provides for certain customary shareholder protections in the event that AEA Parties collectively and beneficially own at least 40% of outstanding voting power of the Company. Upon closing of the Third Party Tender Offer, the AEA Parties owned approximately 30% of the outstanding voting power of the Company.

Class A Common Stock Financing

On November 12, 2024, the Company and AEA AON Aggregator LLC (the “Investor”), an affiliate of AEA Growth, entered into a securities purchase agreement (the “Securities Purchase Agreement”) and closed on the sale of 8,500,000 newly issued shares of Class A Common Stock at a price of $6.00 per share (the “Equity Financing”). The gross proceeds of the offering were $51,000,000 before deducting reimbursable fees and expenses of counsel to the Investor. The Company intends to use the proceeds of the financing for acquisition of physician practices, other capital expenditures and general corporate purposes.

In connection with the Equity Financing, the Company granted a right of first offer to the Investor, pursuant to which Investor shall have the right to purchase up to that portion of any new securities, or instruments convertible into or exercisable for securities (the “New Securities”) issued by the Company, subject to certain customary exceptions, in order for Investor to maintain its pro rata percentage ownership of the Company on a fully diluted basis. In addition, subject to certain customary exceptions, in the event that the Company issues New Securities on or prior to November 12, 2025 on terms that are more favorable to an investor than the Investor’s terms in the Equity Financing, then the Investor may elect to amend and/or restate the Securities Purchase Agreement or any related transaction document to reflect the favorable terms of the instrument(s) evidencing the New Securities. In addition, the Company granted Investor the right to designate one member on the Company’s Board of Directors, so long as Investor beneficially owns at least 10% of the Company’s outstanding voting power (the “Board Right”). The Board Right is in addition to Investor’s right, as the holder of a majority-in-interest of the Series A Preferred Stock, to designate the Preferred Director (as defined in the Company’s Certificate of Designation for its Series A Preferred Stock).

In connection with the execution of the Securities Purchase Agreement, the Company and the Investor entered into a joinder to that certain Registration Rights Agreement, dated as of September 20, 2023 (the “Registration Rights

Agreement”). The Company and the Investor, as the holder of a majority-in-interest of the Registerable Securities (as defined in the Registration Rights Agreement) entered into an amendment to the Registration Rights Agreement (the “Registration Rights Agreement Amendment”), which provides that for so long as the Company is eligible to suspend its duty to file reports under section 15(d) of the Exchange Act, the Company shall not be obligated to file or maintain effective any registration statement that would have been required under the Registration Rights Agreement.

The Securities Purchase Agreement and Registration Rights Agreement Amendment are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q. The foregoing summaries of Securities Purchase Agreement and Registration Rights Agreement Amendment are subject to, and qualified in their entirety by, the full text of such documents, where applicable, which are incorporated herein by reference.

The Securities Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Securities Purchase Agreement were made solely for the benefit of the parties to the Securities Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

The 8,500,000 shares of Class A Common Stock that are subject to the Securities Purchase Agreement were sold and have been issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Hurricanes Helene and Milton

Hurricane Helene and Hurricane Milton were major hurricanes that made landfall in the Southeastern United States in late September 2024 and early October 2024, respectively. These hurricanes caused widespread property damage, flooding, power outages, communication interruptions, and severely disrupted normal economic activity in the region. The Company experienced a disruption of operations and temporary clinic closures at approximately ten locations in Florida, Georgia and North Carolina due to the hurricanes. As of this Quarterly Report on Form 10-Q, a reasonable estimate of the financial repercussions of these events cannot be made because, for example, some patient services and treatments not administered due to a clinic closure can be subsequently provided depending on the timing of a clinic reopening. We continue to assess the potential financial impact of these events, however, at this time we do not believe it will have a material effect on our business operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which AON’s management believes is relevant to an assessment and understanding of AON’s results of operations and financial condition. You should read the following discussion and analysis of AON’s financial condition and results of operations together with AON’s condensed consolidated unaudited financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 that are included in this Quarterly Report. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021, together with the related notes thereto, found in our Annual Report on Form 10-K, dated and filed with the SEC on March 28, 2024 and which is available on the SEC’s website at www.sec.gov.

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
Overview
Since its inception in 2018, AON has offered an innovative model of physician-led, community-based oncology management. AON preserves and elevates community oncology by helping its physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. We are an alliance of physicians and veteran healthcare leaders partnering to ensure the long-term success and viability of oncology diagnosis and treatment in community-based settings. As of September 30, 2024, we have approximately 256 physicians and advanced practice providers across 102 locations in 20 states and the District of Columbia. Our robust platform provides oncology practices with comprehensive support, access to revenue- diversifying adjacent services and practice management expertise to empower physicians to make cancer care better for every patient.
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

Third Party Tender Offer

On October 4th, 2024, affiliates of AEA Growth (collectively the “Bidders” or “AEA Parties”) closed on a tender offer to purchase for cash, i) 5,407,155 AON LLC Common Units from holders of such AON LLC Common Units and ii) 2,809,338 shares of New AON Class A Common Stock from holders of such New AON Class A Common Stock (the “Third Party Tender Offer”). Each AON LLC Common Unit and share of New AON Class A Common Stock were purchased by the Bidders for $4.00 less certain fees and expenses. Following the closing of the Third Party Tender Offer, the Bidder converted the 5,407,155 AON LLC Common Units into an equal number of shares of Class A Common Stock of the Company.

Neither AON Inc. nor AON LLC was a Bidder in the Third Party Tender Offer. AON Inc. and AON LLC assisted with facilitating documentation between the Bidders and participants in the Third Party Tender Offer in order to maintain an orderly process between the participants in the Third Party Tender Offer and the Bidders.
As previously disclosed in our second quarter 10-Q filed August 14th, 2024, the Company and AEA Growth entered into a Stockholders Agreement on July 19th, 2024 that provides for certain customary shareholder protections in the event that AEA Parties collectively and beneficially own at least 40% of outstanding voting power of the Company. Upon closing of the Third Party Tender Offer, the AEA Parties owned approximately 30% of the outstanding voting power of the Company.

Class A Common Stock Financing

On November 12, 2024, the Company and AEA AON Aggregator LLC (the “Investor”), an affiliate of AEA Growth, entered into a securities purchase agreement (the “Securities Purchase Agreement”) and closed on the sale of 8,500,000 shares of Class A Common Stock at a price of $6.00 per share (the “Equity Financing”). The gross proceeds of the offering was $51,000,000 before deducting reimbursable fees and expenses of counsel to the Investor. The Company intends to use the proceeds of the financing for capital expenditures and general corporate purposes. See FN 17 Subsequent Events for more information.

Basis of Presentation

For the three and nine months ended September 30, 2024, these condensed consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON Inc. and its wholly-owned subsidiaries. The consolidated balance sheet at September 30, 2024 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost. All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

For the three and nine months ended September 30, 2024, $1.1 million and $5.3 million, respectively, of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 36.1% and 29.0%, respectively, of the consolidated net loss of AON LLC.

For the three and nine months ended September 30, 2024, $0.9 million and $24.5 million, respectively, of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 63.9% and 71.0% of the consolidated net losses of AON LLC.

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

For the three and nine months ended September 30, 2024, $3.6 million of the consolidated net income of AON LLC and $4.2 million of the consolidated net loss of AON LLC, respectively, were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 30.7% and 25.9%, respectively, of the consolidated net income and loss of AON LLC.

For the three and nine months ended September 30, 2024, $6.4 million and $23.6 million, respectively, of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 69.3% and 74.1% of the consolidated net losses of AON LLC.

For the three and nine months ended September 30, 2023, $10.1 million and $11.6 million, respectively, of the consolidated net losses of AON LLC were attributable to the Legacy AON Stockholders, to reflect their absorption of 100% of the consolidated net losses of AON LLC pertaining to the days prior to the Reverse Recapitalization.
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

Hurricanes Helene and Milton

Hurricane Helene and Hurricane Milton were major hurricanes that made landfall in the Southeastern United States in late September 2024 and early October 2024, respectively. These hurricanes caused widespread property damage, flooding, power outages, communication interruptions, and severely disrupted normal economic activity in the region. The Company experienced a disruption of operations and temporary clinic closures at approximately ten locations in Florida, Georgia and North Carolina due to the hurricanes. As of this Quarterly Report on Form 10-Q, a reasonable estimate of the financial repercussions of these events cannot be made because, for example, some patient services and treatments not administered due to a clinic closure can be subsequently provided depending on the timing of a clinic reopening. We continue to assess the potential financial impact of these events, however, at this time we do not believe it will have a material effect on our business operations or financial condition.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Patient service revenue, net	$465,474	$332,195	$133,279	40.1%	$1,258,732	$945,681	$313,051	33.1%
Other revenue	4,805	4,110	695	16.9%	9,868	9,322	546	5.9%
Total revenue	$470,279	$336,305	$133,974	39.8%	1,268,600	$955,003	$313,597	32.8%
For the three months ended September 30, 2024 and 2023 revenue increased $134.0 million, or 39.8%, due to a $133.3 million increase in patient service revenue and a $0.7 million increase in other revenue.

For the nine months ended September 30, 2024 and 2023 revenue increased $313.6 million, or 32.8%, due to a $313.1 million increase in patient service revenue and a $0.5 million increase in other revenue.
Patient service revenue, net
For the three months ended September 30, 2024 and 2023 the $133.3 million increase in revenue is largely attributable to a 25.2% increase in patient encounters, related to both organic growth and growth from acquired practices, driving $66.7 million of revenue increase and $45.6 million due to an increased revenue per encounter of 11.9% over the comparable periods.

For the nine months ended September 30, 2024 and 2023 the $313.1 million increase in revenue is largely attributable to a 18.7% increase in patient encounters, related to both organic growth and growth from acquired practices, driving a $176.4 million revenue increase with $136.7 million due to increased revenue per encounter of 12.2% over the comparable periods. This revenue growth was constrained in part by approximately $10.2 million of incremental implicit price concessions associated with accounts receivable in our legacy and new billing system as the Company transitioned its billing and collection efforts to a new billing system in the fourth quarter of 2023.
Other revenue
For the three months ended September 30, 2024 and 2023 other revenue increased $0.7 million due to an increase of $2.9 million in data contracts offset by a $2.2 million decrease in clinical trial revenue.
For the nine months ended September 30, 2024 and 2023 other revenue increased $0.5 million due to an increase of $3.8 million in data contracts offset by a $3.2 million decrease in clinical trial revenue..

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$433,746	$310,894	$122,852	39.5%	$1,193,283	$880,827	$312,456	35.5%
General and administrative expenses	34,738	25,199	9,539	37.9%	99,753	72,831	26,922	37.0%
Transaction expenses	194	24,603	(24,409)	*	1,210	29,886	(28,676)	*
Total costs and expenses	$468,678	$360,696	$107,982	29.9%	$1,294,246	$983,544	$310,702	31.6%
* — % not meaningful
For the three months ended September 30, 2024 and 2023, operating expenses increased $108.0 million, or 29.9%, due to a $122.9 million increase in cost of revenue and a $9.5 million increase in general and administrative expenses offset by a $24.4 million decrease in transaction expenses.

For the nine months ended September 30, 2024 and 2023, operating expenses increased $310.7 million, or 31.6%, due to a $312.5 million increase in cost of revenue and a $26.9 million increase in general and administrative expenses offset by a $28.7 million decrease in transaction expenses.
Cost of revenue
For the three months ended September 30, 2024 and 2023, cost of revenue increased $122.9 million primarily driven by drug and medical supply costs, due to both increased patient encounters and cost per encounter. Increases in patient encounter volumes at our practices increased cost of revenue by $66.7 million, and the cost per encounter drove a $45.6 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required. Increases in labor costs drove the remaining $10.6 million increase in cost of revenue as clinical salaries and benefit expenses grew both organically and from acquisition related activity.
For the nine months ended September 30, 2024 and 2023, cost of revenue increased $312.5 million primarily driven by drug and medical supply costs, due to both increased patient encounters and cost per encounter. Increases in patient encounter volumes at our practices increased cost of revenue by $140.8 million, and the cost per encounter drove a $129.8 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix patients required. Additionally, in 2024, the Company issued RSUs under the 2023 Equity Incentive Plan to employees of the Company with various vesting periods including RSUs that vest immediately, over a period of one year, and over a period of two years. The Company recognized an increase of $11.1 million of equity-based compensation expense during the nine months ended September 30, 2024 associated with the 2024 grant of RSUs, a significant amount of which was related to RSUs that vested immediately upon grant. Refer to Note 12, Equity-Based Compensation, for further discussion. Increases in labor costs drove the remaining $30.8 million increase in cost of revenue as clinical salaries and benefit expenses grew both organically and from acquisition related activity.

General and administrative expense
For the three months ended September 30, 2024 and 2023, the $9.5 million increase in general and administrative expenses results from cost growth generally consistent with the overall revenue growth between the comparable periods.
For the nine months ended September 30, 2024 and 2023, the $26.9 million increase in general and administrative expenses results from cost growth generally consistent with the overall revenue growth between the comparable periods,with the exception of incremental compensation and benefit costs and certain value based care administrative costs recognized during our second fiscal quarter, which are not expected to reoccur in subsequent periods.
Transaction expense
Transaction expenses were lower in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 given a significant reduction in costs associated with the Business Combination, which closed in September of 2023, net of increases in costs associated with delisting the Company’s securities from Nasdaq, in addition to costs associated with the Third Party Tender Offer.
Transaction expenses were lower in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 given a significant reduction in costs associated with the Business Combination, which closed in September of 2023, net of increases in costs associated with delisting the Company’s securities from Nasdaq, in addition to costs associated with the Third Party Tender Offer.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Interest expense	$(1,874)	$(1,532)	$(342)	22.3%	$(5,470)	$(4,500)	$(970)	21.6%
Interest income	637	373	264	*	2,455	499	1,956	*
Other (expense) income, net	(1,924)	(3,309)	1,385	*	1,715	(7,689)	9,404	*
Total other expense	$(3,161)	$(4,468)	$1,307	*	$(1,300)	$(11,690)	$10,390	*
* — % not meaningful
Interest expense
The increase in interest expense for the three and nine months ended September 30, 2024 was due to an increase in interest rates resulting from an increase in the federal funds rate seen within periods.
Interest income
The increase in interest income for the three and nine months ended September 30, 2024 was due to interest Company earned as a result of investment activity.
Other (expense) income, net
For the three months ended September 30, 2024 and 2023 the decrease in other expense is attributable to a non-cash expense of $1.5 million related to the fair value adjustment of the Public and Private Warrant liabilities offset by $3.3 million benefit related to the non-cash fair value adjustment of the Class A-1 derivative liability from prior period.
For the nine months ended September 30, 2024 and 2023 the decrease in other expense is attributable to a non-cash benefit of $1.3 million related to the fair value adjustment of the Public and Private Warrant liabilities as well as a $8.3 million benefit related to the non-cash fair value adjustment of the Class A-1 derivative liability from prior period.

Income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Provision for income taxes	$-	$315	$(315)	*	$2,570	$315	$2,255	*
Effective tax rate	—%	(1.1)%		*	(9.6)%	(0.8)%		*
* — % not meaningful
The change to the income tax provision for the three months ended September 30, 2024 compared to the income tax provision for the three months ended September 30, 2023 was primarily a result of the release of valuation allowance recorded discretely as a result of the acquisition of the Hawaii practice.

The change to the income tax provision for the nine months ended September 30, 2024 compared to the income tax provision for the nine months ended September 30, 2023 was primarily a result of the transaction closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure. As of December 31, 2023, the Company recognized a deferred tax asset related to its investment in the American Oncology Network, LLC partnership. As of September 30, 2024, the Company updated its valuation allowance assessment based on new factors including its year-to-date loss and forecasted loss at the American Oncology Network, LLC partnership legal entity. Based on its updated valuation allowance assessment, the Company recorded a discrete valuation allowance against its investment in partnership deferred tax asset during the nine months ending September 30, 2024.

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

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Net gain (loss)	$(1,277)	$(29,205)	$27,928	(96)%	$(29,363)	$(40,797)	$11,434	(28)%
Interest expense, net	1,238	1,159	79	7%	3,016	4,001	(985)	(25)%
Income tax expense (benefit)	—	315	(315)	*	2,570	315	2,255	716%
Depreciation and amortization	2,569	2,060	509	25%	7,458	6,368	1,090	17%
Equity-based compensation	1,513	—	1,513	*	16,173	—	16,173	*
(Gain) loss on derivative liabilities	1,590	3,316	(1,726)	(52)%	(1,301)	8,382	(9,683)	(116)%
Revenue cycle transformation (a)	431	—	431	*	11,861	—	11,861	*
Transaction expenses (b)	194	24,603	(24,409)	(99)%	1,210	29,886	(28,676)	(96)%
Acquisition related costs (c)	2,040	—	2,040	*	3,984	—	3,984	*
Costs and settlements associated with acquisition & divestiture related activities (d)	685	—	685	*	1,355	—	1,355	*
Bargain purchase gain	—	—	—	*	(1,037)	—	(1,037)	*
Non-cash stock compensation	—	4,875	(4,875)	*	—	4,875	(4,875)	*
Other	274	—	274	*	366	—	366	*
Adjusted EBITDA	$9,257	$7,123	$2,134	30%	$16,292	$13,030	$3,262	25%
(a) During the nine months ended September 30, 2024, represents approximately $9.1 million of incremental implicit price concessions associated with exiting a legacy billing system and implementing a new billing system, which commenced in the fourth fiscal quarter of 2023, and approximately $2.7 million of duplicative billing system operating costs as the legacy system is sunset, including write-offs of legacy system software costs.
(b) Represents costs incurred in connection with the Business Combination, costs associated with preparation for initial compliance with Sarbanes Oxley requirements, as well as costs associated with the Delisting, and the Third Party Tender Offer.
(c) Represents i) transaction and other one-time costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation; and ii) transitionary costs incurred to integrate acquired companies into our practice and corporate operations.
(d) Represents legal and other costs, including settlements, associated with resolving legal matters arising during or as a result of practice acquisition and divestiture related activities.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through the issuance of membership units and long-term debt, and to a lesser extent, cash flows from operations. As discussed below, on June 7, 2023, the Company entered into an agreement to issue Class C Preferred Units for net proceeds of approximately $64.5 million. As of September 30, 2024, the Company had $19.4 million of cash and cash equivalents, $13.6 million available under the PNC Loan Facility, and $1.0 million of availability under its PNC Line of Credit.
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
Management believes that the cash on hand, operating cash flows, proceeds from the $50 million Class A Common Stock Financing, and availability under PNC Facility will be sufficient to fund the Company’s operating and capital needs for at least the next 12 months. The Company’s actual results may vary due to, and its future capital requirements will depend on, many factors, including its organic growth rate and the timing and extent of acquisitions of new clinics and expansion into new markets. The Company may in the future enter into arrangements to acquire or invest in complementary businesses. The Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing.

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
On September 11 2024, the Company also entered into Amendment No. 9 (“Amendment 9”) to its PNC Loan Facility to modify certain definitions and expand upon “Unlisted Accounts” which allowed collections received into unlisted accounts to be eligible receivables of pool balance at the end of every month up to a certain threshold. The effective date of Amendment 9 was September 11, 2024.

On November 12, 2024, the Company and AEA AON Aggregator LLC (the “Investor”), an affiliate of AEA Growth, entered into a securities purchase agreement (the “Securities Purchase Agreement”) and closed on the sale of 8,500,000 newly issued shares of Class A Common Stock at a price of $6.00 per share (the “Equity Financing”). The gross proceeds of the offering were $51,000,000 before deducting reimbursable fees and expenses of counsel to the Investor. The Company intends to use the proceeds of the financing for acquisition of physician practices, other capital expenditures and general corporate purposes. See FN 17 Subsequent Events for more information.

Cash Flows
Historical information regarding sources of cash and capital expenditures in recent periods and analysis of those sources and uses is provided below.
Cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Net cash provided by (used in) operations	$(16,869)	$(6,160)	$(10,709)	*
Net cash used in investing activities	14,809	(24,673)	39,482	*
Net cash (used in) provided by financing activities	(7,047)	55,560	(62,607)	*
* — % not meaningful
Cash flows from operating activities

The primary sources and uses of our operating cash flow are operating income or operating losses, net of any non-cash items such as stock-based compensation, and depreciation and amortization. The timing of collections of accounts receivable and the payment of accounts payable, and other working capital items can also impact and cause fluctuations in our operating cash flow. Cash used in operating activities decreased by $10.7 million during the nine month period ended September 30, 2024 compared to the nine month period ended September 30, 2023, primarily due to:

•The comparative provision of $13.9 million of cash from a decrease in net loss during the nine-month period ended September 30, 2024, net of changes in adjustments to reconcile net loss to net cash used in operating activities, when compared to the nine months ended September 30, 2023; net of

•$14.6 million of cash used to fund deferred compensation for physicians in connection with acquisition activities, net of amortization of deferred compensation;

•The comparative usage of cash of $5.5 million from accounts payable, inventory and other receivables, the changes of which are primarily associated with the timing of vendor payments for drug purchases, increases or decreases in drug inventories, and receipt of drug rebates; and

•Other changes in working capital.
Cash flows from investing activities

Net cash used in investing activities was $14.8 million for the nine months ended September 30, 2024 compared to $24.7 million net cash used in the comparable period in 2023.

During the nine months ended September 20, 2024 the Company liquidated its holdings of marketable securities, which provided net cash of $35.9 million, $14.5 million of which was used for purchases of property, plant and equipment, and $6.7 million was used for the acquisition of physician practices.

Net cash used during the nine months ended September 30, 2023 was primarily comprised of $15.9 million of net cash funded to marketable securities on the balance sheet, as well as $9.5 million of cash used for the purchase of property, plant and equipment.

Cash flows from financing activities
Net cash used by financing activities was $7.0 million for the nine months ended September 30, 2024 compared to net cash provided by in financing activities of $55.6 million for the comparable period in 2023, primarily due to $65.0 million of proceeds received from the issuance of redeemable, convertible Class C Units during the nine months ended September 30, 2023. There were no such proceeds received in the current period. Current period cash used in financing activities include $2.5 million of payments on notes payable and $3.3 million of payments on certain tax obligations.
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
Material Cash Requirements
Based on the Company’s borrowings under the long-term debt arrangement as of September 30, 2024, the Company expects future cash outflows related to interest expense (based on Bloomberg Short-Term Bank Yield Index rate of 6.63% as of September 30, 2024 of $1.0 million for the remainder of 2024 and $5.4 million in 2025.
The Company also expects a cash outflow of $81.3 million related to the repayment of principal when the PNC Loan Facility matures in June of 2026.
The Company expects the following cash flows related to operating leases with third parties: $1.0 million in 2024, $9.2 million in 2025, $8.8 million in 2026, $7.6 million in 2027, $5.9 million in 2028, and $21.5 million thereafter.

The Company expects the following cash flows related to operating leases with related parties: $0.6 million in 2024, $2.5 million in 2025, $2.6 million in 2026, $2.5 million in 2027, $1.8 million in 2028, and $1.7 million thereafter.
Cash outflows related to certain vendor contracts with committed expenditures are expected to total approximately $22.9 million. The timing of the expenditures is as follows: $6.1 million in 2024 and the remaining $16.8 million in 2025.
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
Interest Rate Risk
Certain of AON’s outstanding indebtedness bears interest at a floating rate. As a result, AON may be exposed to fluctuations in interest rates to the extent of its borrowings under these arrangements. AON does not currently engage in any hedging or derivative instruments to attempt to offset this risk. Based on the total amount of variable debt outstanding as of September 30, 2024, if the Bloomberg Short-Term Bank Yield Index increased by 1.0% due to normal market conditions, AON’s interest expense will increase by approximately $0.8 million per annum.
AON had $81.3 million of borrowings under loans with variable rates as of September 30, 2024.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in designing and evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 28, 2024, our disclosure controls and procedures were not effective as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses.
Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K, dated and filed with the SEC on March 28, 2024, as of and for the year ended December 31, 2023 (the “2023 Annual Report”) and in our quarterly report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on August 14, 2024.

As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in our 2023 Annual Report and in our quarterly report on Form 10-Q for the period ended June 30,2024, filed with the SEC on August 14, 2024. Any of the risks discussed in these reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Class A Common Stock Financing

On November 12, 2024, the Company and AEA AON Aggregator LLC (the “Investor”), an affiliate of AEA Growth, entered into a securities purchase agreement (the “Securities Purchase Agreement”) and closed on the sale of 8,500,000 shares of Class A Common Stock at a price of $6.00 per share (the “Equity Financing”). The gross proceeds of the offering was $51,000,000, before deducting reimbursable fees and expenses of counsel to the Investor. The Company intends to use the proceeds of the financing for capital expenditures and general corporate purposes.

In connection with the Equity Financing, the Company granted a right of first offer to the Investor, pursuant to which Investor shall have the right to purchase up to that portion of any new securities, or instruments convertible into or exercisable for securities (the “New Securities”) issued by the Company, subject to certain customary exceptions, in order for Investor to maintain its pro rata percentage ownership of the Company on a fully diluted basis. In addition, subject to certain customary exceptions, in the event that the Company issues New Securities on or prior to November 12, 205 on terms that are more favorable to an investor than the Investor’s terms in the Equity Financing, then the Investor may elect to amend and/or restate the Securities Purchase Agreement or any related transaction document to reflect the favorable terms of the instrument(s) evidencing the New Securities. In addition, the Company granted Investor the right to designate one member on the Company’s Board of Directors, so long as Investor beneficially owns at least 10% of the Company’s outstanding voting power (the “Board Right”). The Board Right is in addition to Investor’s right, as the holder of a majority-in-interest of the Series A Preferred Stock, to designate the Preferred Director (as defined in the Company’s Certificate of Designation for its Series A Preferred Stock).

In connection with the execution of the Securities Purchase Agreement, the Company and the Investor entered into a joinder to that certain Registration Rights Agreement, dated as of September 20, 2023 (the “Registration Rights Agreement”). The Company and the Investor, as the holder of a majority-in-interest of the Registerable Securities (as defined in the Registration Rights Agreement) entered into an amendment to the Registration Rights Agreement (the “Registration Rights Agreement Amendment”), which provides that for so long as the Company is eligible to suspend its duty to file reports under section 15(d) of the Exchange Act, the Company shall not be obligated to file or maintain effective any registration statement that would have been required under the Registration Rights Agreement.

The Securities Purchase Agreement and Registration Rights Agreement Amendment are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q. The foregoing summaries of Securities Purchase Agreement and Registration Rights Agreement Amendment are subject to, and qualified in their entirety by, the full text of such documents, where applicable, which are incorporated herein by reference.

The Securities Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Securities Purchase Agreement were made solely for the benefit of the parties to the Securities Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

The 8,500,000 shares of Class A Common Stock that are subject to the Securities Purchase Agreement were sold and have been issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Item 6. Exhibits

10.1	Class A Common Stock Purchase Agreement
10.2	Amendment No. 1 to Registration Rights Agreement
10.3	Stockholders Agreement between the Company and AEA Growth
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

AMERICAN ONCOLOGY NETWORK, INC.

By:	/s/ Todd Schonherz
Name:	Todd Schonherz
Title:	Chief Executive Officer
Dated:	November 13, 2024