Form 10-K
period 2024-12-31
American Oncology Network, Inc.
filed 2025-03-27
CIK 1839998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $7,988,383.

As of March 24, 2025, the registrant had outstanding 32,087,737 shares of Class A common stock, inclusive of the Sponsor Earnout shares, and 14,867,850 shares of Class B common stock.

Explanatory Note

On May 21, 2024, American Oncology Network, Inc. (the “Company”) announced that it has determined to voluntarily delist its Class A Common Stock and publicly traded warrants to purchase Class A Common Stock (the “Warrants”) from the Nasdaq Capital Market (“Nasdaq”), as recommended to the Board of Directors (the “Board”) of the Company by a special committee (the “Special Committee”) of the Board comprised solely of disinterested directors. On May 31, 2024, the Company filed a Form 25 with the SEC to effect the voluntary delisting of the Company’s common stock from Nasdaq. The last trading day of the Class A Common Stock and Warrants on Nasdaq was June 7, 2024. The Class A Common Stock and Warrants commenced trading on the OTCQX Best Market on June 10, 2024. The Company’s Class A Common Stock and Warrants deregistered from Section 12(b) of the Exchance Act effective August 24, 2024. On January 2, 2025, the Company filed a Form 15 to report the automatic suspension of its duty to file reports with the SEC under Section 15(d) of the Exchange Act. The Company’s obligation to file periodic reports under the Exchange Act has been suspended, subject only to its obligation to file this Form 10-K for its 2024 fiscal year.

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

Part I

Item 1. Business

Overview

Since its inception, AON has offered a progressive model of physician-led, community-based oncology management. AON preserves and elevates community oncology by helping its physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. We are an alliance of physicians and veteran healthcare leaders partnering to ensure the long-term success and viability of oncology diagnosis and treatment in community-based settings. As of December 31, 2024, AON’s platform includes 37 practices across 20 states and the District of Columbia (“Network Practices”). Our robust platform provides oncology practices with comprehensive support, access to revenue-diversifying adjacent services and practice management expertise to empower physicians to make cancer care better for every patient.

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

As of December 31, 2024, we were active across 37 practices in 20 states and the District of Columbia. We also operate a triple-accredited specialty pharmacy and a state of the art clinical laboratory. According to the Community Oncology Services Global Market Report 2023, the global community oncology services market size is expected to grow to $81.33 billion in 2027 at a compound annual growth rate (“CAGR”) of 10.9%. Furthermore, according to the BCC Research Global Oncology Pharmaceuticals Market Report, the oncology pharmaceuticals market, which is also a significant market of AON’s services, is currently a $177 billion industry and is expected to grow to $314 billion by 2026. This expanding market provides us with a substantial opportunity to grow in both our legacy, existing markets, as well as in our new expansion geographies.

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
●    Delivery of true Value Base Care (“VBC”) through participation in alternative payment models such as CMS’ Enhancing Oncology Model.

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

Growth Strategy and Opportunities

To date, we have achieved rapid growth through acquisition of existing practices and through organic growth of these practices after acquisition. Revenue has grown at a roughly 41% CAGR from 2019 to 2024.

Our practice footprint as of December 31, 2024, spanned 20 states and the District of Columbia with 37 total practices.

WA
MT
ND
MN
ME
OR
ID
SD
WI
MI
VT
NH
NY
MA
CT
WY
PA
NV
NE
IA
IL
IN
OH
UT
CO
WV
KS
VA
MO
KY
OK
NC
TN
AZ
NM
AR
SC
CA
MS
AL
GA
LA
TX
FL
HI

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

Employees and Human Capital Resources

As of December 31, 2024, we employed approximately 1,914 employees, including approximately 266 physicians and advanced practice providers that we employ through our physician owned subsidiaries AON Partners and Partners of Maryland. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relations with our employees to be good.

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

Properties

Our principal corporate offices are located in Fort Myers, Florida where we lease approximately 9,500 square feet of office space that expires in 2038. We use this facility for administration, billing and collections, technology and development and professional services. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

We lease all of the 102 properties used for our practice locations as well as administrative facilities under operating leases. As of December 31, 2024, we have leases located in Washington, Idaho, Nevada, Arizona, Iowa, Missouri, Arkansas, Louisiana, Michigan, Indiana, Ohio, Maryland, Virginia, Florida, North Carolina, South Carolina, Georgia, Texas, Hawaii, and the District of Columbia. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. We intend to lease the premises for any new practice locations. Our typical practice occupies an average of 6,000 square feet.

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

•Our business could be adversely affected by supply price increases, particularly with respect to intravenous and oral drug costs and shortages.
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

Risks Relating to Our Common Stock and Warrants

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
•From time to time we may issue additional equity securities in connection with raising capital for growth, which would be dilutive to existing ownership interests.
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

For the fiscal year ended December 31, 2024, our top ten Network Practices generated approximately 59.3% of our revenue. Unforeseen disruptions to these Network Practices could have a significant adverse effect on our revenues. Furthermore, while we enter into long-term contracts with our Network Practices, under certain circumstances and conditions, either party may terminate. The Network Practices have no obligation to renew their contracts after the initial term expires. In addition, our Network Practices may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from them. If our top ten Network Practices terminate their contracts, decide not to renew their contracts, or renew their contracts on less favorable terms or at lower fee levels, our revenue may decline significantly, or our future growth may be constrained.

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

As of December 31, 2024, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of AON’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

•In 2023 and 2024, management collaborated with outside consultants possessing significant financial reporting and internal control expertise to perform an extensive review of the design of the Company's internal controls over financial reporting. This review included the identification of internal control deficiencies and the development of corresponding remediation plans for each of the deficiencies identified. These internal control deficiencies identified and corresponding remediation plans included, but were not limited to, the following: improvements to the financial close and reporting process, accounting for contractual allowances related to revenue recognition, the identification of related party transactions, and the timely development of quality estimates related to accrued liabilities;

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

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Or, if we do not compensate our physicians and other healthcare providers at rates competitive with the market, we may lose physicians and other healthcare providers to our competitors. Any union activity at our managed clinics that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees or the employees of our Network Practices are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel for our Network Practices, or to control our collective labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

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
If our suppliers do not meet our Network Practices’ needs for the products they supply, including in the event of a product recall, shortage or dispute, and are not able to find adequate alternative sources, if our Network Practices experience material price increases from these suppliers, particularly with respect to intravenous and oral drugs that we are unable to mitigate, or if some of the drugs that our Network Practices purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we and our Network Practices could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Risks Related to Our Common Stock Warrants

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

The trading price of our Class A Common Stock may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our Class A Common Stock may be influenced by many factors, including:

•the voluntary delisting of our Class A common stock and warrants from Nasdaq and the trading of such securities on the over-the-counter markets;
•the deregistration of our securities from the Exchange Act and the suspension of our duty to file reports under the Exchange Act;
•actual or anticipated variations in our operating results;
•changes in financial estimates by us or by any securities analysts who might cover our shares;
•conditions or trends in our industry;
•changes as a result of a large scale pandemic, international hostilities or similar macroeconomic events;
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

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Our Class A Common Stock and Warrants are traded on the over-the-counter market. There is a limited market for our stock. It may be subject to volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our securities. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our securities may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our securities exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. If an active market does not develop, holders of our securities may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

Our warrants may never be in the money, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share, and the exercise price for our private placement warrants is $11.50 per share (each as subject to adjustment as described herein), which exceeds the market price of Class A Common Stock, which was $5.25 per share based on the closing price of Class A Common Stock on OTCQX on March 24, 2025. If all of our public warrants were exercised in full for cash, we would receive an aggregate of approximately $95.9 million. If all of our public warrants and private placement warrants were exercised in full for cash, we would receive an aggregate of approximately $166.2 million. We do not expect warrant holders to exercise their warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the warrants remain out-of-the money. There can be no assurance that the public warrants will ever be in the money prior to their expiration and, as such, the warrants may expire worthless.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making the warrants worthless.

We may redeem outstanding warrants (excluding any private placement warrants held by the Sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of Class A Common Stock in the event Class A Common Stock is not traded on any specific trading day) of Class A Common Stock equals or exceeds $18.00 per-share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, there is an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available. We also have the ability to redeem outstanding warrants (excluding any private placement warrants held by the Sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.10; provided that (i) the last reported sales price of the Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which AON sends proper notice of such redemption and (ii) if the last reported sales price of the Class A Common Stock is less than $18.00 per share, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A Common Stock) as the outstanding Public Warrants. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise its warrants and pay the exercise price therefore at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of its warrants.

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

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A Common Stock or by offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. We also expect to grant equity awards to employees, directors, and consultants under our stock incentive plans.

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

AON’s IT Security Team has implemented a formal Business Impact Analysis (BIA) process to assess and mitigate risks associated with disruptions to critical systems that support business operations. This process involves identifying key applications, evaluating their impact on business continuity, and establishing recovery objectives to ensure resilience. As part of our ongoing risk management strategy, we conduct regular BIAs on mission-critical systems to align with regulatory requirements, industry best practices, and cybersecurity frameworks such as HIPAA, NIST, and SOC 2. These assessments help us enhance our disaster recovery and business continuity plans, ensuring the availability, integrity, and security of essential technology resources necessary to support patient care, financial operations, and compliance obligations.

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

Item 2. Properties
Our principal corporate offices are located in Fort Myers, Florida where we lease approximately 9,500 square feet of office space that expires in 2038. We use this facility for administration, billing and collections, technology and development and professional services. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
We lease all of the 102 properties used for our practice locations as well as administrative facilities under operating leases. As of December 31, 2024, we have leases located in Washington, Idaho, Nevada, Arizona, Iowa, Missouri, Arkansas, Louisiana, Michigan, Indiana, Ohio, Maryland, Virginia, Florida, North Carolina, South Carolina, Georgia, Texas, Hawaii, and the District of Columbia. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance, and utilities. We intend to lease the premises for any new practice locations. Our typical practice occupies an average of 6,000 square feet.

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

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for our Common Stock
Shares of our class A common stock, par value $0.0001 per share (the “Class A Common Stock”) is quoted for trading on the OTCQX market of the OTC Markets Group, Inc. under the trading symbol “AONC.”
Stockholders of Record

As of the close of business on March 24, 2025, there were 178 stockholders of record of our Class A Common Stock and 100 stockholders of record of our Class B Common Stock, based on our transfer agent’s report. The number of beneficial holders of our Class A Common Stock is greater than the number of record holders of our Class A Common Stock, because beneficial owners of our Class A Common Stock, hold their shares in street name by brokers and other nominees.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

None.
Securities authorized for issuance under equity compensation plans.

The information required by this item is set forth in Part III Item 11 - EQUITY COMPENSATION PLAN INFORMATION of this Annual Report on form 10-K, and is incorporated herein by reference.
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

Item 6. [Reserved]
Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which AON’s management believes is relevant to an assessment and understanding of AON’s results of operations and financial condition. You should read the following discussion and analysis of AON’s financial condition and results of operations together with AON’s audited consolidated financial statements for the years ended December 31, 2024 and 2023, together with the related notes thereto, included elsewhere in this report.

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
Overview
Since its inception in 2018, AON has offered an innovative model of physician-led, community-based oncology management. AON preserves and elevates community oncology by helping its physicians navigate the complex healthcare landscape, providing them an efficient platform to work autonomously and thrive, and most importantly, improving the quality of patient care that is being delivered. We are an alliance of physicians and veteran healthcare leaders partnering to ensure the long-term success and viability of oncology diagnosis and treatment in community-based settings. As of December 31, 2024, we have approximately 266 physicians and advanced practice providers across 102 locations in 20 states and the District of Columbia. Our robust platform provides oncology practices with comprehensive support, access to revenue- diversifying adjacent services and practice management expertise to empower physicians to make cancer care better for every patient.
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
Basis of Presentation

For the year ended December 31, 2024, these consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC and its wholly-owned subsidiaries for the period of January 1, 2023 through September 20, 2023, the Closing Date of the Reverse Recapitalization, and the consolidated results of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity of AON Inc. and its consolidated subsidiaries, including AON LLC, for the period of September 21, 2023 through December 31, 2023. The consolidated balance sheet at December 31, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost. All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

For the year ended December 31, 2024, $-4.0 million of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 35.7% of the consolidated net loss of AON LLC. For the year ended December 31, 2024, $-23.8 million of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 64.3% of the consolidated net losses of AON LLC.

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

Oral prescription drugs comprise revenues from prescriptions written by AON’s doctors to their patients which are dispensed directly by AON’s specialty pharmacy. Revenue for the oral prescription is recognized at the time a patient takes possession of the oral prescription drug and is based on fee schedules set by by pharmacy benefit managers (“PBMs”) and other third-party payors. Until December 31, 2023, these fee schedules were subject to direct and indirect remuneration (“DIR”) fees, which were retrospectively based on adherence and other metrics and deducted from future payments. . Effective January 1, 2024, the PBMs and third-party payors no longer apply DIR fees to reimbursement for claims with 2024 dates of service, rather any fees are assessed at the point of claim adjudication versus retrospectively.
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
General and Administrative Expenses
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

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Patient service revenue, net	$1,743,978	$1,265,719	$478,259	37.8%
Other revenue	15,506	13,466	2,040	15.1%
Total revenue	$1,759,484	$1,279,185	$480,299	37.5%

Revenue increased by $480.3 million, or 37.5%, primarily due to a $478.3 million increase in patient service revenue and a $2.0 million increase in other revenue.
Patient service revenue, net
The $478.3 million increase in revenue is largely attributable to an increase of patient encounters of 21.4%, related to growth from acquired practices and organic volume growth, driving a $270.5 million revenue increase in fiscal year 2024 as compared to fiscal year 2023. We also realized a $207.8 million of revenue growth from an increased revenue per encounter of 13.5% over the comparable periods, driven by growth in reimbursement rates associated with drug cost increases, as well as improvements in revenue cycle operations.
Other revenue
Other revenue increased 2.0 million primarily due to an increase of $5.2 million in data contracts and service arrangements offset by a decrease of $3.2 million in clinical trial revenue.
Operating Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of revenue	$1,641,638	$1,196,389	$445,249	37.2%
General and administrative expenses	133,937	100,714	33,223	33.0%
Transaction expenses	1,338	31,236	(29,898)	*
Total costs and expenses	$1,776,913	$1,328,339	$448,574	33.8%
* — % not meaningful

Operating expenses increased $448.6 million, or 33.8%, due to a $445.2 million increase in cost of revenue, a $33.2 million increase in general and administrative expenses offset by a $29.9 million decrease in transaction expenses.
Cost of revenue
Cost of revenue increased $445.2 million which was primarily driven by increased intravenous and oral drug costs, due to the Company’s overall growth in increased patient encounters as well as increases in drug cost per encounter. Growth in patient encounter volumes at our practices drove cost of revenue higher by $219.6 million, and the cost per encounter drove a $167.6 million increase. The increased cost of patient encounters was driven by a combination of higher drug and supply costs as well as the drug and service mix required by patients. Additionally, in 2024, the Company issued Restricted Stock Units (“RSUs”) under the 2023 Equity Incentive Plan to employees of the Company with various vesting periods including RSUs that vest immediately, over a period of one year, and over a period of two years. The Company recognized an increase of $17.7 million of equity-based compensation expense during the twelve months ended December 31, 2024 associated with the 2024 grant of RSUs, a significant amount of which was related to RSUs that vested immediately upon grant. Refer to Note 12, Equity-Based Compensation, for further discussion. Increases in practice compensation related labor costs drove the remaining $40.3 million increase in cost of revenue as clinical salaries and benefit expenses grew both organically and from acquisition related activity.

General and administrative expense
General and administrative expenses grew $33.2 million, or 33.2%, in fiscal year 2024 as compared to fiscal year 2023, consistent with the Company’s overall growth. However, general and administrative costs grew at a lower rate than the Company’s 38% revenue growth in 2024, as the Company leveraged its corporate overhead and related infrastructure to support the Company’s growth in 2024.
Transaction expense
The $29.9 million decrease in transaction expenses was driven by a significant reduction in costs associated with the Business Combination, which closed in September of 2023, net of increases in costs associated with the delisting the Company’s securities from Nasdaq, in addition to costs associated with the Third Party Tender Offer.
Other Income (Expense)

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense	$(7,057)	$(6,417)	$(640)	10.0%
Interest income	3,199	1,326	1,873	*
Other (expense) income, net	(3,326)	(8,262)	4,936	*
Total other expense	$(7,184)	$(13,353)	$6,169	(46.2%)
* — % not meaningful
Interest expense
Interest expense for the Company increased within the twelve months ended December 31, 2024 generally consistent with the growth in the Company’s debt balances (both long and short-term components) in 2024 compared to 2023.
Interest income
The increase in interest income for the twelve months ended December 31, 2024 was generated by higher levels of marketable securities held by the Company, on average, in 2024 as compared to 2023.
Other (expense) income, net
The decrease in other expense is attributable to a non-cash benefit of $8.3 million related to the fair value adjustment of the Class A-1 & Class C derivative liability, offset by $3.6 million of asset disposals and the change in fair value of the Public and Private Warrant liabilities.

Income taxes

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Provision for (benefit from) income taxes	$2,498	$384	$2,114	550.5%
Effective tax rate	(10.15)%	(0.62)%	(9.5)%	*
* — % not meaningful
The Company’s effective income tax rate was.(10.15)% and (0.62)% for the years ended December 31, 2024 and 2023, respectively. The change to the income tax provision for the year ended December 31, 2024 compared to the income tax provision for the year ended December 31, 2023 was primarily a result of the transaction closing on September 20, 2023, resulting in a portion of the Company's consolidated pre-tax earnings, which were previously not subject to income taxes, flowing into a taxable corporation included in the Company's post transaction structure. As of December 31, 2023, the Company recognized a deferred tax asset related to its investment in the American Oncology Network, LLC partnership. As of December 31, 2024, the Company updated its valuation allowance assessment based on new factors including its 2024 loss incurred at the American Oncology Network, LLC partnership legal entity. Based on its updated valuation allowance assessment, the Company recorded a full valuation allowance against its investment in partnership deferred tax asset during the year ending December 31, 2024.

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
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net income (loss)	(26,958)	$(63,150)	$36,192	*
Interest expense, net	3,858	5,091	(1,233)	(24.2%)
Depreciation & amortization	10,516	8,450	2,066	24.4%
Income tax expense	2,498	384	2,114	*
Non-cash stock compensation	17,681	4,877	12,804	*
Loss on derivative liabilities	289	9,249	(8,960)	(96.9%)
Revenue cycle transformation (a)	11,861	21,588	(9,727)	*
Acquisition related costs (b)	4,453	—	4,453	*
Costs and settlements associated with acquisition & divestiture related activities (c)	3,868	—	3,868	*
Bargain purchase gain	(511)	—	(511)	*
Transaction expenses (d)	1,338	31,236	(29,898)	*
Other	94	316	(222)	(70.3%)
Adjusted EBITDA	$28,986	$18,041	$10,945	60.7%
* — % not meaningful
(a) During the year-ended December 31, 2024 and 2023 respectively, represents approximately $9.1 million and $20.7 million of incremental implicit price concessions associated with exiting a legacy billing system and implementing a new billing system, which commenced in the fourth fiscal quarter of 2023, and approximately $2.7 million and $0.9 million of duplicative billing system operating costs as the legacy system is sunset, including write-offs of legacy system software costs.
(b) Represents i) transaction and other one-time costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, and finance and accounting diligence and documentation; and ii) transitionary costs incurred to integrate acquired companies into our practice and corporate operations.
(c) Represents legal and other costs, including settlements, associated with resolving legal matters arising during or as a result of practice acquisition and divestiture related activities.
(d) Represents costs incurred in connection with the Business Combination, costs associated with preparation for initial compliance with Sarbanes Oxley requirements, as well as costs associated with the Delisting, and the Third Party Tender Offer.
Liquidity and Capital Resources
General
To date, the Company has financed its operations principally through the issuance of common stock and long-term debt, and to a lesser extent, cash flows from operations. As discussed below, on June 7, 2023, the Company entered into an agreement to issue Class C Preferred Units for net proceeds of approximately $64.5 million, and in November 2024 issued 8,500,000 shares of Class A Common Stock at a price of $6.00 per share, raising approximately $51.0 million before fees and expenses. As of December 31, 2024, the Company had $62.8 million of cash and cash equivalents, $9.8 million of short-term marketable securities, $19.7 million available under the PNC Loan Facility, and $1.0 million of availability under its PNC Line of Credit.
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
Management believes that the cash on hand, operating cash flows, and availability under PNC Facility will be sufficient to fund the Company’s operating and capital needs for at least the next 12 months. On January 31, 2025, the Company entered into Fourth Amendment to Loan Agreement which extended the maturity date from June 30, 2026 to January 31, 2028. Please refer to FN 22 - Subsequent Events for additional details. The Company’s actual results may vary due to, and its future capital requirements will depend on, many factors, including its organic growth rate and the timing and extent of acquisitions of new clinics and expansion into new markets. The Company may in the future enter into arrangements to acquire or invest in complementary businesses. The Company could use its available capital resources sooner than management currently expects. The Company may be required to seek additional equity or debt financing.

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
The total amount outstanding under the PNC Facility as of December 31, 2023 was $81.3 million at an interest rate of 7.19%. No amounts were drawn on the PNC Line of Credit as of December 31, 2023.

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

Please also see FN 17 Subsequent Events for discussion of further amendments and extension to the PNC Loan Facility.
Cash Flows
Historical information regarding sources of cash and capital expenditures in recent periods and analysis of those sources and uses is provided below.

Cash flows for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net cash used in operations	$(4,943)	$(18,118)	$13,175	(72.7)%
Net cash used in investing activities	(2,411)	(35,534)	33,123	(93.2)%
Net cash provided by financing activities	41,664	55,265	(13,601)	(24.6%)
Cash flows from operating activities
The primary sources and uses of our operating cash flow are operating income or operating losses, net of any non-cash items such as stock-based compensation, and depreciation and amortization. The timing of collections of accounts receivable and the payment of accounts payable, and other working capital items can also impact and cause fluctuations in our operating cash flow. Cash used in operating activities decreased by $13.2 million during the twelve month period ended December 31, 2024 compared to the twelve month period ended December 31, 2023, primarily due to:

The comparative provision of $44.0 million of cash from a decrease in net loss during the year ended December 31, 2024, net of changes in adjustments to reconcile net loss to net cash used in operating activities, when compared to the year-ended December 31, 2024; net of

$15.3 million of cash used to fund deferred compensation for physicians in connection with acquisition activities, net of amortization of related deferred compensation;

The comparative usage of cash of $7.7 million in connection with growth in accounts receivable;

The comparative usage of cash of $1.1 million from accounts payable, inventory and other receivables, the changes of which are primarily associated with the timing of vendor payments for drug purchases, increases or decreases in drug inventories, and receipt of drug rebates and;

Other changes in working capital.
Cash flows from investing activities
Net cash used in investing activities was $2.4 million for the year ended December 31, 2024 compared to $35.5 million for the comparable period in 2023. The $33.1 million decrease in cash used was primarily attributable to the following:

During the year ended December 31, 2024 the Company reduced its holdings of marketable securities which provided net cash of $26.1 million, $20.7 million of which was used for purchases of property, plant and equipment, and $6.7 million was used for the acquisition of physician practices.

Net cash used during the year ended December 31, 2023 was primarily comprised of $25.1 million of net cash used to purchase marketable securities, as well as $11.6 million of cash used for the net purchase of property, plant and equipment.
Cash flows from financing activities
Net cash provided by financing activities was $41.7 million for the year ended December 31, 2024 compared to $55.3 million for the comparable period in 2023. The $13.6 million decrease in cash flows from financing activities was primarily due to less cash raised by the Company in connection with equity issuance activity. In 2023 the Company received proceeds of $65.0 million from the issuance of redeemable, convertible Class C Units. In 2024 the Company received proceeds of $50.0 million from the issuance of Class A Common Stock. Other significant financing activities include $9.5 million of Class A and Class A-1 preferred distributions in 2023, $3.5 million of repayments on long-term debt in 2024, and $3.3 million of payments of tax withholdings related to RSU settlements in 2024.

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
Material Cash Requirements
Based on the Company’s borrowings under the long-term debt arrangement as of December 31, 2024, the Company expects future cash outflows related to interest expense (based on Secured Overnight Financing Rate, “SOFR” plus 1%, of 6.20% as of December 31, 2024) of $4.5 million in 2025.
The Company also expects a cash outflow of $81.3 million related to the repayment of principal when the PNC Loan Facility matures in January of 2028.
The Company expects the following cash flows related to operating leases with third parties: $8.2 million in 2025, $9.2 million in 2026, $8.1 million in 2027, $6.4 million in 2028, $5.6 million in 2029, and $23.2 million thereafter.
The Company expects the following cash flows related to operating leases with related parties: $2.6 million in 2025, $2.7 million in 2026, $2.5 million in 2027, $1.8 million in 2028, $1.5 million in 2029, and $0.6 million thereafter.
Cash outflows related to certain vendor contracts with committed expenditures are expected to total approximately $34.8 million in 2025.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Oncology Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Oncology Network, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of mezzanine and stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Patient Services Accounts Receivable - Allowance for Contractual Adjustments

As described in Note 2 to the consolidated financial statements, the Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient visits and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and most procedures are satisfied over the time of visit which is the same day services are performed. Patient service revenue is presented net of the estimated provision for contractual adjustments and uncollectible amounts. As disclosed by management, as services are performed and prescriptions are shipped, timely billing occurs for services rendered and prescriptions shipped less discounts provided to uninsured patients and contractual adjustments to third-party and governmental payors, representing the amount expected to be collected, based upon prospectively determined rates and discounted charges. Management monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined. As of December 31, 2024, the patient accounts receivable, net balance was $129.2 million, of which a majority relates to patient services accounts receivable.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, developing an independent estimate of the amounts expected to be collected and comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent estimate involved (i) evaluating the historical accuracy of management’s December 31, 2023 estimate by comparing it to subsequent cash collections; (ii) evaluating the reasonableness of the December 31, 2024 accounts receivable estimate by considering subsequent cash collections; (iii) testing, on a sample basis, the completeness and accuracy of the historical billing and collection data provided by management, used as an input in developing the independent estimate; and (iv) for accounts receivable without cash collected subsequent to December 31, 2024, estimating collections based on the Company’s historical collection patterns.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
March 27, 2025
We have served as the Company’s or its predecessor's auditor since 2020.

American Oncology Network, Inc.
Consolidated Balance Sheets
($ in thousands, except share and per share data)

	As of December 31, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$62,849	$28,539
Short-term marketable securities	9,791	35,389
Patient accounts receivable, net	129,233	129,151
Inventories	60,712	44,569
Other receivables	58,196	34,274
Prepaid expenses and other current assets	8,494	4,277
Current portion of notes receivable - related parties	2,197	1,604
Total current assets	331,472	277,803

Property and equipment, net	48,374	40,439
Operating lease right-of-use assets, net (1)	50,157	43,349
Notes receivable - related parties	1,365	1,150
Other assets	25,584	7,588
Goodwill	10,900	1,050
Intangibles	2,476	180
Deferred tax asset, net	-	2,894
Total assets	$470,328	$374,453

Liabilities, Mezzanine Equity, and Stockholders' Equity
Current liabilities
Accounts payable (2)	$170,736	$127,645
Accrued compensation related costs	16,725	11,410
Accrued other	17,694	22,327
Income tax payable	734	971
Current portion of operating lease liabilities (3)	7,214	6,692
Current portion of long-term debt	3,744	-
Total current liabilities	216,847	169,045

Long-term debt, net	87,123	80,641
Long-term operating lease liabilities (4)	48,018	39,803
Other long-term liabilities	10,333	14,251
Total liabilities	362,321	303,740

Mezzanine equity
Series A convertible preferred stock; $0.0001 par value; 25,000,000 shares authorized; 6,651,610 issued and outstanding at December 31, 2024, and December 31, 2023, with an aggregate liquidation preference of $73,558,553 and $68,009,015 at December 31, 2024 and December 31, 2023, respectively.	64,986	64,986
Redeemable noncontrolling interest	87,652	167,025

Stockholders' equity
Class A Common Stock; $0.0001 par value; 200,000,000 shared authorized; 30,192,847 and 9,517,816 share issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	2	1
Class B Common Stock; $0.0001 par value; 100,000,000 shared authorized; 14,867,850 and 25,109,551 share issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	2	3
Additional paid-in capital	56,292	-
Treasury stock, at cost, 122,743 shares at December 31, 2024 and 14,729 shares at December 31, 2023.	(368)	-
Accumulated other comprehensive income (loss)	28	81
Retained earnings (deficit)	(102,171)	(161,812)
Total AON stockholders' equity	(46,215)	(161,727)
Noncontrolling interest	1,584	429
Total equity	$(44,631)	$(161,298)
Total liabilities, mezzanine equity, noncontrolling interest, and stockholders' equity	$470,328	$374,453
(1)Includes related party operating right-of-use assets, net of $9,396 and $10,931 at December 31, 2024 and 2023, respectively
(2)Includes amounts due to related party of $155,903 and $120,857 at December 31, 2024 and 2023, respectively
(3)Includes related party current portion of operating lease liabilities of $661 and $1,888 at December 31, 2024 and 2023, respectively
(4)Includes related party long-term operating lease liabilities of $8,177 and $9,472 at December 31, 2024 and 2023, respectively
The accompanying notes are an integral part of these consolidated financial statements.

American Oncology Network, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Revenue
Patient service revenue, net	$1,743,978	$1,265,719
Other revenue	15,506	13,466
Total revenue	1,759,484	1,279,185
Costs and expenses
Cost of revenue (1) (2)	1,641,638	1,196,389
General and administrative expenses	133,937	100,714
Transaction expenses	1,338	31,236
Total costs and expenses	1,776,913	1,328,339
Income (loss) from operations	(17,429)	(49,154)
Other income (expense)
Interest expense	(7,057)	(6,417)
Interest income	3,199	1,326
Other (expense) income, net	(3,326)	(8,262)
Income (loss) before income taxes, equity loss in affiliate, and noncontrolling interest	(24,613)	(62,507)
Income tax expense	2,498	384
Income (loss) before equity loss in affiliate and noncontrolling interest	(27,111)	(62,891)
Equity in income (loss) of affiliate	153	(259)
Net income (loss) before noncontrolling interest	(26,958)	(63,150)
Net income attributable to noncontrolling interest	775	321
Net income (loss) before redeemable noncontrolling interest	(27,733)	(63,471)
Net income (loss) and noncontrolling interest attributable to Legacy AON Stockholders prior to the reverse recapitalization	-	(27,080)
Net income (loss) attributable to redeemable noncontrolling interest	(23,760)	(30,849)
Net loss attributable to AON Inc.	$(3,973)	$(5,542)
Series A Preferred Cumulative Dividends	(5,550)	(1,493)
Series A Preferred Deemed Dividends	-	(2,089)
Net loss attributable to Class A Common Stockholders	$(9,523)	$(9,124)
Reallocation of net loss attributable to Class A Common Stockholders as a result of the impact and conversion of dilutive securities	(23,760)	-
Net loss attributable to Class A Common Stockholders for diluted loss per share	$(33,283)	$(9,124)

Loss per share of Class A Common Stock:
Basic	$(0.69)	$(1.36)
Diluted	$(0.89)	$(1.36)
Weighted average shares of Class A Common Stock Outstanding:
Basic	13,717,309	6,685,515
Diluted	37,504,811	6,685,515

Other comprehensive income (loss):

Unrealized gains (losses) on marketable securities	(184)	510
Other comprehensive gain (loss)	(184)	510
Comprehensive income (loss)	$(27,917)	$(62,961)
Other comprehensive income (loss) attributable to Legacy AON Stockholders	—	(26,901)
Other comprehensive loss attributable to redeemable noncontrolling interests	(23,891)	(30,580)
Total comprehensive loss attributable to Class A Common Stockholders	$(4,026)	$(5,480)
(1)Includes related party inventory expense of $1,478,301 and $1,056,343 for the years ended December 31, 2024 and 2023, respectively.
(2)Includes related party rent of $2,637 and $2,716 for the years ended December 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

American Oncology Network, Inc.
Consolidated Statements of Mezzanine and Stockholders’ Equity
($ in thousands, except share and per share data)

	Mezzanine Equity - Class C Units exchanged for Series A Preferred Stock (2)		NCI(1)	Class A Common Stock		Class B Common Stock		Class A Units		Class A-1 Units		Class B Units		Class B-1 Units
In thousands (including share and per share data)	Stock	$		Stock	$	Stock	$	Units	$	Units	$	Units	$	Units	$	APIC(1)	AOCI(1)	Noncontrolling Interest	Retained Earnings (Deficit)	Total Equity (Deficit)
Balances at December 31, 2022	-	-	-	-	-	-	-	19,495	7,725	1,843	28,500	4,703	80	-	-	-	(117)	-	$25,828	62,016
Activity prior to reverse recapitalization
Issuance of Class C Units, net of offering costs	6,500	62,897	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-
Class A and A-1 preferred returns	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,174)	$(8,174)
Issuance of additional Class A-1 Units pursuant to the Anti-Dilution Feature	-	-	-	-	-	-	-	-	-	1,157	9,725	-	-	-	-	-	-	-	-	$9,725
Tax distributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,306)	$(1,306)
Capital contribution from noncontrolling interest member	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	134	-	$134
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	179	-	-	$179
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	911	10	1,047	4,864	-	-	-	-	$4,874
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(26)	(27,055)	$(27,081)
Reverse Recapitalization, net	152	2,089	36,872	6,693	1	25,110	3	(19,495)	(7,725)	(3,000)	(38,225)	(5,614)	(90)	(1,047)	(4,864)	17,601	(42)	-	(2,089)	$(35,430)
Activity after reverse recapitalization
Other comprehensive income	-	-	268	-	-	-	-	-	-	-	-	-	-	-	-	-	61	-	-	$61
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2	$2
743(b) tax adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(254)	$(254)
Repurchases of Class A Common Stock	-	-	-	(15)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(89)	$(89)
Net loss after the reverse recapitalization	-	-	(30,848)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	321	(5,543)	$(5,222)
Fair value adjustment to redeemable noncontrolling interest	-	-	160,733	-	-	-	-	-	-	-	-	-	-	-	-	(17,601)	-	-	(143,132)	$(160,733)
Balances at December 31, 2023	6,651,610	$64,986	$167,025	6,678,441	$1	25,109,551	$3	-	$-	$-	$-	-	$-	-	-	$-	$81	$429	$(161,812)	$(161,298)

	Mezzanine Equity - Class C Units exchanged for Series A Preferred Stock (2)		NCI(1)	Class A Common Stock		Class B Common Stock
In thousands (including share and per share data)	Stock	$		Stock	$	Stock	$	APIC(1)	Treasury Stock	AOCI(1)	Noncontrolling Interest	Retained Earnings (Deficit)	Total Equity (Deficit)
Balances at December 31, 2023	6,651,610	$64,986	$167,025	6,678,441	$1	25,109,551	$3	$-		$81	$429	$(161,812)	$(161,298)

Other comprehensive income	-	-	(131)	-	-	-	-	-	-	(53)	-	-	$(53)
Equity based compensation & NCI rebalancing	-	-	4,223	2,236,349	-	-	-	10,201	-	-	-	-	$10,201
Repurchases of Class A Common Stock	-	-	(660)	(132,901)	-	(170,118)	-	660	(368)	-	-	-	$292
Capital contribution from noncontrolling interest member	-	-	-	-	-	-	-	-	-	-	380	-	$380
Net loss	-	-	(23,760)	-	-	-	-	-	-	-	775	(3,973)	$(3,198)
Tender Offer	-	-	(19,870)	5,407,155	1	(5,407,155)	(1)	19,870	-	-	-	-	$19,870
Issuance of Class A Common Stock	-	-	21,686	8,500,000	-	-	-	28,313	-	-	-	-	$28,313
Redemptions of Class B Common Stock to Class A Common Stock			(16,262)	4,664,428	-	(4,664,428)	-	16,263	-	-	-	-	$16,263
Fair value adjustment to redeemable noncontrolling interest	-	-	(44,599)	-	-	-	-	(19,015)	-	-	-	63,614	$44,599
Balances at December 31, 2024	6,651,610	$64,986	$87,652	27,353,472	$2	14,867,850	$2	$56,292	$(368)	$28	$1,584	$(102,171)	$(44,631)

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

American Oncology Network, Inc.
Consolidated Statements of Cash Flows
($ in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net Loss	$(26,958)	$(63,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	10,516	8,450
Amortization of debt issuance costs	609	787
Amortization of postcombination compensation	1,661	-
Deferred income taxes	2,734	384
Amortization of operating right-of-use assets (1)	8,855	8,289
(Gain) Loss on change in fair value of derivatives	(243)	10,204
Equity-based compensation and NCI rebalancing	14,422	4,874
Equity in (income) loss of affiliate	(153)	259
Loss (gain) on sale and abandonment of property and equipment	4,496	(289)
Bargain purchase gain on acquisition of physician practice	(514)	-
Changes in operating assets and liabilities, net of reverse recapitalization:
Patient accounts receivable, net	(771)	6,947
Inventories (2)	(13,671)	(8,090)
Prepaid expenses and other current assets	(3,957)	(1,607)
Other receivables	(20,739)	(5,759)
Other assets	(13,126)	(2,649)
Accounts payable (3)	39,490	20,067
Accrued compensation related costs	8,029	3,944
Accrued other	(6,112)	5,495
Operating lease liabilities (4)	(6,925)	(7,754)
Other long-term liabilities	(2,586)	1,480
Net cash used in operating activities	(4,943)	(18,118)
Cash flows from investing activities
Purchases of property and equipment	(20,954)	(12,283)
Proceeds from disposals of property and equipment	218	704
Purchases of marketable securities	(28,636)	(67,395)
Proceeds from sales of marketable securities	54,736	42,320
Acquisition of physician practices	(6,712)	-
Issuance of notes receivable - related parties	(1,925)	(55)
Collections on notes receivable - related parties	862	1,175
Net cash used in investing activities	(2,411)	(35,534)
Cash flows from financing activities
Repayments of long-term debt	(3,498)	-
Proceeds from reverse recapitalization	-	1,493
Repurchases of Class A Common Stock	(368)	(89)
Payment of tax withholding obligation on net RSU settlements	(3,258)	-
Class A and A-1 preferred returns and tax distributions	-	(9,480)
Repayments on finance leases	(1,212)	(593)
Issuance of redeemable convertible Class C Units	-	64,996
Issuance of Class A Common Stock (5)	50,000	-
Cash paid for debt financing costs	-	(446)
Series A Preferred Stock offering costs	-	(750)
Contribution from noncontrolling interest	-	134
Net cash provided by financing activities	41,664	55,265
Net increase (decrease) in cash and cash equivalents	34,310	1,613
Cash and cash equivalents
Beginning of period	28,539	26,926
End of period	$62,849	$28,539
Supplemental consolidated cash flow information
Cash paid for interest	5,743	5,847
Supplemental noncash investing and financing activities
Unpaid offering costs relating to the reverse recapitalization	$-	$2,745
Right-of-use assets and lease liabilities removed in termination of lease	$-	$2,128
Promissory note issued in connection with acquisition of physician practices	(6,550)	-
Promissory note issued in connection with asset acquisition	(1,848)	-
Noncash consideration paid by assumption of note for purchase of physician practice	(4,530)	-
Deemed dividend for Series A Preferred Stock extinguishment	$-	$2,089
Changes in accounts payable for capital additions to property and equipment	$-	$1,131
Other	(380)	-
Forgiveness on note receivable related-party	255	-
(1)Includes related party amortization of operating right-of-use assets of $1,990 and $2,146 for the years ended December 31, 2024 and 2023, respectively.
(2)Includes changes in related party balances of ($6,110) and $(7,688) for the years ended December 31, 2024 and 2023, respectively.
(3)Includes changes in related party balances of $35,046 and $18,744 for the years ended December 31, 2024 and 2023, respectively.
(4)Includes changes in related party balances of ($2,522) and ($2,381) for the years ended December 31, 2024 and 2023, respectively.
(5)Net of $1,000 of issuance costs.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1.Business

American Oncology Network, Inc. (“AON”, “New AON”, “AON Inc.”, or the “Company”), through its subsidiary companies and variable interest entities (together, “its subsidiaries”), is an alliance of physicians and seasoned healthcare leaders who provide comprehensive oncology services across 37 oncology practices located in twenty states (Arizona, Arkansas, Florida, Georgia, Hawaii, Iowa, Idaho, Indiana, Louisiana, Maryland, Missouri, Michigan, North Carolina, Nevada, Nebraska, Ohio, South Carolina, Texas, Virginia, Washington, and the District of Columbia). The Company also provides expertise in drug procurement and payor contracting, along with practice diversification through centralized laboratory and pathology services, as well as specialty pharmacy services, clinical research, radiation oncology, and imaging. During the years ended December 31, 2024 and 2023 the Company entered into affiliation agreements with or acquired the following oncology practices.

December 31, 2023	December 31, 2024
State	State
Texas(a)	Maryland(a)
Florida(a)	Texas(a)
Arizona(a)	Hawaii(b)
Georgia(b)
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

Transaction Expenses

In connection with the Reverse Recapitalization, AON LLC and New AON incurred costs of $1.3 million and $31.9 million during the years ended December 31, 2024 and 2023, respectively. Of the total costs incurred during the year ended December 31, 2023, $31.1 million were reported as transaction expenses in the consolidated statements of operations and comprehensive loss and $0.8 million were reported as a reduction of Series A Preferred Stock presented as mezzanine equity on the consolidated balance sheets.

2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

For the year ended December 31, 2024, these consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in stockholder’s equity of AON Inc. and its consolidated subsidiaries. For the year ended December 31, 2023, these consolidated financial statements reflect the consolidated results of operations, comprehensive income (loss), cash flows and changes in equity of AON LLC and its wholly-owned subsidiaries for the period of January 1, 2023 through September 20, 2023, the Closing Date of the Reverse Recapitalization, and the consolidated results of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity of AON Inc. and its consolidated subsidiaries, including AON LLC, for the period of September 21, 2023 through December 31, 2024. The consolidated balance sheet at December 31, 2023 presents the financial condition of AON Inc. and its consolidated subsidiaries, including AON LLC, and reflects the initial recording of the assets and liabilities of AON Inc. at their historical cost (see Note 3). All intercompany balances and transactions of AON LLC prior to the Reverse Recapitalization have been eliminated. All intercompany balances and transactions of AON Inc. after the Reverse Recapitalization have been eliminated.

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

For the year ended December 31, 2024, $-4.0 million of the consolidated net loss of AON LLC were attributable to the Class A Common Stockholders, and reflects the Class A Common Stockholders’ absorption of 35.7% of the consolidated net loss of AON LLC. For the year ended December 31, 2024, $-23.8 million of the consolidated net losses of AON LLC were attributable to noncontrolling interest, and reflects the Legacy AON Stockholders’ absorption of 64.3% of the consolidated net losses of AON LLC.

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

Principles of Consolidation
For the period of January 1, 2024 through December 31, 2024, the condensed consolidated financial statements include the accounts of the Company, American Oncology Network, LLC (“AON LLC”), and its wholly owned subsidiary American Oncology Management Company, LLC (“AOMC”), and its consolidated variable interest entities (“VIEs”) American Oncology Partners, P.A. (“AON Partners”), American Oncology Partners of Maryland, P.A. (“Partners of Maryland”), AON Central Services, LLC (“AON Central Services”), and Meaningful Insights Biotech Analytics, LLC (“MIBA”). All intercompany accounts and transactions between the entities have been eliminated in consolidation.

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

Segments

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM is the highest level of management responsible for assessing the Company’s overall performance, and making operational decisions such as resource allocations related to operations, prioritization and delegations of authority. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The CODM considers variances in our consolidated net income compared to budget and forecast when making decisions about reinvesting profits into the segment or for other purposes, including acquisitions. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets that are all located within the United States. The CODM reviews consolidated expense information as part of the evaluation of segment performance. There are no other significant segment expenses beyond what is presented on the face of the income statement. See the Consolidated Financial Statements for the Company's segment revenue, significant segment expenses, other segment expenses and net income.
Revenue Recognition
Revenue is recognized under Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). Patient service revenue is presented net of the estimated provision for contractual adjustments and uncollectible amounts. The Company determines the transaction price based upon standard charges for goods and services with anticipated consideration due from patients, third-party payors (including health insurers and government agencies) and others. The Company’s revenue is primarily derived from patient service revenues, which encompass oncology services provided during patient visits and shipments of pharmacy prescriptions. Performance obligations for the Company’s services provided to patients and procedures, are satisfied over the time of visit which is the same day services are performed. Performance obligations relating to pharmacy revenue are considered fully satisfied at a point in time upon the customer receiving delivery of the prescription. Accordingly, the Company does not anticipate a significant amount of revenue from performance obligations satisfied (or partially satisfied) in previous periods, and any such revenue recognized during the years ended December 31, 2024, and 2023 was immaterial. Additionally, the Company does not expect to recognize material revenue in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2024. Approximately $1,190.3 million, and $933.9 million of the Company’s revenues are generated from services performed during patient visits with the remainder primarily generated from shipments of pharmacy prescriptions for the years ended December 31, 2024, and 2023, respectively.
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
The Company monitors revenue and receivables to prepare estimated contractual allowances for the anticipated differences between billed and reimbursed amounts. Payments from third-party payors and Government programs including Medicare and Medicaid may be subject to audit and other retrospective adjustments. Such amounts are considered on an estimated basis when net patient revenue is recorded and are adjusted as final adjustments are determined. For the years ended December 31, 2024, and 2023 such resulting historic adjustments have been immaterial to the consolidated financial statements.
In assessing who is the principal in providing patient services and pharmacy prescriptions, the Company considered who controls the provision of services and prescriptions. The Company has determined they are acting as a principal in these relationships.

The Company contracts with third-party healthcare organizations to provide professional services (“PSA”) including direct patient care, overseeing medical directorships, procurement and other administrative support. Performance obligations are satisfied over a period of time, typically daily, and are often dependent on the achievement of metrics such as relative value units or hours worked.

Data information and analytical tools are licensed to third-party customers through the Company’s joint venture Meaningful Insights Business Analytics (“MIBA”). Revenue is recognized based on satisfaction of project milestones and delivery of data to customers.

PSA and MIBA revenues are included in Other Revenue on the Consolidated Statements of Operations and Comprehensive Loss.

Short-term Marketable Securities
Investments in marketable securities consist of corporate bonds and U.S. Treasury securities.
Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value in the consolidated balance sheets. The marketable securities are classified as short-term based on management’s intent to convert such securities within one year and the ability to convert them within two to three business days.
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
Equity Investment in Affiliate
In January 2023, the Company contributed noncash consideration, with a fair value of approximately $2.3 million, in return for a 49% equity interest in OCP Management Arizona, LLP. Investments in entities over which the Company has the ability to exercise significant influence but does not control the entity are accounted for using the equity method. Equity method investments are included with other assets in the consolidated balance sheets. The carrying amount of the investment is adjusted to reflect the Company’s proportionate share of the net earnings or losses and reduced by any dividends received. The Company’s share of income or loss related to this investment is reported as an equity in loss of affiliate in the consolidated statements of operations and comprehensive (income) loss. The Company divested its relationship with OCP Management Arizona, LLP during the twelve months ended December 31, 2024 and recorded a small gain reported as equity in income (loss) of affiliate in the consolidated statements of operations and comprehensive (income) loss.
Noncontrolling Interests
The Company consolidates the results of entities in which it has a controlling financial interest. Refer to Note 18 for additional considerations and presentation for noncontrolling interest.
Mezzanine Equity

New AON Series A Preferred Stock is redeemable for cash or the value of the property, rights or securities to be paid or distributed in the event of a Deemed Liquidation Event (which is outside of the Company’s control). As a result, Management has determined that the New AON Series A Preferred Stock should be classified as mezzanine equity. As of December 31, 2024, the Preferred Stock are recorded at their initial carrying value, net of offering costs of $0.8 million. The Series A Preferred Stock are not being accreted to redemption value, as the redemption is not probable. The Series A Preferred Stock are classified outside of stockholders’ equity on the consolidated balance sheets. Refer to Note 18 for mezzanine equity presentation considerations for redeemable noncontrolling interest.
Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of accumulated paid in capital. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock. The Company repurchased 14,729 shares of class A common stock at the spot rate as of each transaction date for a total cost of less than $0.1 million for the year ended December 31, 2023. For the twelve months ended December 31, 2024 the Company repurchased an additional 126,728 shares of Class A common stock at the spot rate as of each transaction date for a total cost of less than $0.4 million. To date, the Company has repurchased a total of 141,457 shares.

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

As of December 31, 2024 and 2023, the accounts receivable, net balances were $129.2 million and $129.2 million, respectively.

Inventories

Inventories, consisting of pharmaceuticals finished goods, are valued at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Obsolescence for inventories is estimated based on expiration dates and slow-moving inventory. No obsolescence allowances have been recorded as of December 31, 2024 and 2023. If the Company determines that an item is obsolete, or the expected net realizable value upon sale is lower than the currently recorded cost, a write-down is recorded and charged to cost of revenue to reduce the inventory to its net realizable value and a new cost basis is established. The majority of the Company’s inventories are purchased from a related party (See Note 14).

Other Receivables

Other receivables consist primarily of rebates on drug purchases made in the current period which are offered as an incentive by the distributor and/or manufacturer and are not yet paid as of year-end.

Other Assets

Other assets primarily consists of consideration recorded as a result of the Company’s business combinations that is being amortized over time, ranging from three to twelve years.

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

Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods. Maintenance and repairs that do not improve service potential or extend economic life are expensed as incurred. Expenditures for major improvements and additions are capitalized. Capitalized software primarily represents costs incurred through third-party vendors in the development and deployment of applications for internal use. Perpetual license fees for software applications are also capitalized and amortized over time. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In assessing long-lived assets for impairment, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by a comparison of the carrying amount of an asset group to the undiscounted future net cash flows expected to be generated by the asset group. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, impairment is measured by comparing the carrying amount of the assets to the estimated fair value, obtained through appraisal or market quotations, or discounted future net cash flow estimates. The Company did not recognize any long-lived asset impairments during 2024 and 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. Although certain cash accounts exceed the federally insured deposit amount, management has not previously experienced nonperformance by any financial institution.

Equity-Based Compensation

The Company issues stock-based awards to employees and directors in the form of stock options and restricted stock units. The Company measures and recognizes compensation expense for its stock-based awards granted to its employees and directors based on the estimated grant date fair value in accordance with ASC 718, Compensation-Stock Compensation, and determines the fair value of restricted stock units based on the fair value of its common stock. The Company measures all share-based options granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with service-based conditions using the straight-line method over the requisite service period, net of any actual forfeitures. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level expected to be achieved. The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive (income) loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

After consummation of the Business Combination, the Company issued an equity incentive plan (“2023 Incentive Equity Plan”). The purpose of the 2023 Incentive Equity Plan is to attract and retain personnel for positions with the Company, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The Plan permits the grant of Incentive Stock Options (“ISO”) to any ISO Employee and the grant of Non statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Performance Awards to any Service Provider. As of December 31, 2024, 5,145,521 awards have been granted from the 2023 Incentive Equity Plan.

Debt Issuance Costs

Debt issuance costs consist of legal fees and other professional services and are capitalized. Debt issuance costs are presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt liability and amortized to interest expense in the consolidated statements of operations and comprehensive loss. The costs related to the term loans are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. The amortization related to the debt issuance costs included in interest expense within the accompanying consolidated statements of operations and comprehensive loss was $0.6 million in 2024 and $0.8 million in 2023.

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
During the year ended December 31, 2024, the Company incurred additional $1.0 million of offering costs which were recorded as on offset to the net proceeds of the Class A Common Stock Financing in equity on the consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2023, the Company incurred deferred offering costs of approximately $0.8 million which were recorded as an offset to the net proceeds of the AON LLC Class C Units (discussed below) in mezzanine equity on the consolidated balance sheets as of December 31, 2023.

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
See Note 6 for a discussion of the Company’s Level 1 and Level 2 Marketable Securities as of December 31, 2024 and 2023. See below for a discussion of the Company’s Level 1 and Level 3 warrant liabilities as of December 31, 2024. As of December 31, 2024 and 2023, there were no Level 3 financial instruments. There were no transfers between any levels of the hierarchy during any periods presented.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants and the Class B Prefunded Warrants, collectively referred to herein as “Warrants”, in accordance with ASC 815-40, “Derivatives and Hedging —- Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreements related to potential net cash settlement of the warrants upon an exchange or tender offer that may not result in a change in control of the entity precludes the warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as current liabilities within accrued other on the consolidated balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in other income (expense), net on the consolidated statements of operations and comprehensive loss in the period of change.

As of December 31, 2024, the Public Warrants were trading separately from the Class A Common Stock and the quoted market price was used to establish fair value. As such, the Public Warrants fair value was determined using a Level 1 input. The fair value of the Public Warrants is $2.1 million and recorded in accrued other on the consolidated balance sheets.

Management has utilized the public warrant price to value the private warrants and believes the public and private warrants have materially consistent fair values given the existence of the make-whole redemption feature. As of December 31, 2024, a valuation of the private warrants was performed which confirmed the private warrant value was materially consistent with the public warrants. The details of this valuation are included in the paragraph below.

The fair value of the Private Placement warrants was determined using Level 3 inputs. As of December 31, 2024, the fair value of the Private Placement Warrants was estimated to be $1.5 million and recorded in accrued other on the consolidated balance sheets. The fair value was estimated at December 31, 2024, using the Black-Scholes Option Pricing model using the following assumptions:
Expected annual dividend yield – 0.0%
                Expected volatility – 30.00%
                Risk-free rate of return – 4.28%
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
Net Income (Loss) Per Share

The Company recast Historical AON LLC Equity as AON Inc. common equity for all periods prior to the Reverse Recapitalization, refer to Note 2. However, as 100% of the net losses of AON LLC prior to the Reverse Recapitalization were absorbed by the Legacy AON Stockholders, basic and diluted income (loss) per share for the year ended December 31, 2023 represents only the period from September 21, 2023 to December 31, 2023, the period where the Company had income (loss) attributable to Class A Common Stockholders. Class B Common Stock does not have economic rights in AON Inc., including rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted income (loss) per share. As such, basic and diluted income (loss) per share of Class B Common Stock has not been presented.

As discussed in Note 1, the Company has issued and outstanding Sponsor Earnouts, which are subject to forfeiture if the achievement of certain stock price thresholds are not met. In accordance with ASC Topic 260, “Earnings Per Share,” the Sponsor Earnouts are excluded from weighted-average shares outstanding to calculate basic income (loss) per share as they are considered contingently issuable shares due to their potential forfeiture. Sponsor Earnouts will be included in weighted-average shares outstanding to calculate basic income (loss) per share as of the date of their stock price thresholds are met and they are no longer subject to forfeiture.

Basic and diluted income (loss) per share is computed by use of the two-class method as a result of outstanding Series A Preferred Stock, which accrue dividends at the annual rate of 8% of the original price per share, participate with common stock on all other dividends, and accordingly have participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 16). Under such method income available to common stockholders is computed by deducting both dividends declared or, if not declared, accumulated on Series A Preferred Stock from net income. Loss attributable to common stockholders is computed by increasing net loss by such dividends. Since the participating Series A Preferred Stock has no contractual obligation to share in the losses of the Company, there is no loss allocation between Class A Common Stock and Series A Preferred Stock.

Basic income (loss) per share is based on the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted income (loss) per share is based on the weighted-average number of shares of Class A Common Stock used for the basic income (loss) per share calculation, adjusted for the dilutive effect of the Public and Private Warrants, Restricted Stock Units, Stock Options, and Sponsor Earnout, if any, using the “treasury stock” method and the convertible Series A Preferred Stock and, exchangeable Class B Common Stock and Class B Prefunded Warrants, if any, using the “if-converted” method. Net income (loss) for diluted loss per share is adjusted for the Company’s share of AON LLC’s consolidated net income (loss), net of AON Inc. taxes, after giving effect to the Class B Common Stock and Class B Prefunded Warrants that are exchanged into potential shares of Class A Common Stock, Public and Private Warrants that are liability classified, and Series A Preferred Stock, to the extent it is dilutive.
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
In October 2021, the FASB issued ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides that an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures'’. This update enhances disclosure requirements through enhanced disclosures about significant reportable segment expenses and other categories used by the Chief Operating Decision Maker. This update is applicable to all public entities and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods commencing after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively for all periods presented in the financial statements. The Company adopted this ASU in the year ended December 31, 2024. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The impact of adoption on the Company’s consolidated financial statement was disclosure of the segment measure of profit (loss) and the measure of segment assets reported on the consolidated balance sheet as total consolidated assets used by the CODM to assess segment performance and allocate resources.
Recently Issued Accounting Pronouncements
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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

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

Based on various quantitative and qualitative factors, including assessment of certain services performed and relationships held above, management has determined that AON Partners, Partners of Maryland, AON Central Services, and MIBA are all variable interest entities and AOMC is the primary beneficiary who holds the decision-making rights over the activities that most significantly impact the economic performance of AON Partners, Partners of Maryland, AON Central Services, and MIBA through the MSAs and other contractual agreements. Accordingly, the results of AON Partners, Partners of Maryland, AON Central Services, and MIBA have been consolidated with the Company for the years ended December 31, 2024 and 2023.
The assets of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of December 31, 2024 and 2023, are as follows:

	As of December 31, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$41,595	$26,574
Accounts receivable	129,233	129,151
Inventories	60,712	44,569
Prepaid expenses and other current assets	5,738	895
Other receivables	58,321	33,809
Other assets	22,411	2,091
Goodwill	9,850	—
Intangibles, net	2,476	180
Total assets	$330,336	$237,269

The liabilities of AON Partners, Partners of Maryland, AON Central Services, and MIBA as of December 31, 2024 and 2023, are as follows:

	As of December 31, 2024	As of December 31, 2023
Liabilities
Accounts payable	$160,378	$122,324
Accrued compensation and benefits	43,219	21,380
Accrued other	11,339	16,723
Other long-term liabilities	551	273
Due to AON LLC and subsidiaries, net	143,470	117,194
Total liabilities	$358,957	$277,894
All intercompany transactions and balances with the VIEs are eliminated in consolidation.

5.Business Combinations
2024 Acquisitions

During 2024, the Company closed on two business combinations (the “Transactions”), allowing the Company to expand its domestic reach related to its comprehensive oncology and practice management services.

For the acquisition of the clinical practices, the Company applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates.

Central Georgia Practice Acquisition

On April 1, 2024 ("Central Georgia Acquisition Date"), AOMC acquired certain non-clinical assets of Central Georgia Cancer Care, P.C., (the “Central Georgia Practice” or “CGCC”) from the CGCC Shareholders. In addition, AOP acquired certain clinical assets of the Central Georgia Practice from the CGCC Shareholders. In conjunction with the acquisition, AOP entered into Physician Employment Agreements with the selling CGCC Shareholders covering an initial period of five years. Intangible assets were recognized pursuant to the acquisition in the form of trade names of $1.3 million with an amortization period of 10 years. The Company transferred total consideration of $13.5 million.

The Central Georgia Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

Hawaii Practice Acquisition

On April 1, 2024 ("Hawaii Acquisition Date"), AOMC acquired certain non-clinical assets of Hawaii Cancer Care, Inc. (the “Hawaii Practice” or “HCC”) from the HCC Shareholders. In addition, American Oncology Partners of Hawaii, LLC (“AOPH”), a wholly owned subsidiary of AOP, acquired certain clinical assets of the Hawaii Practice from the HCC Shareholders. In conjunction with the acquisition, AOP entered into Physician Employment Agreements with the HCC Shareholders. Intangible assets were recognized pursuant to the acquisition in the form of trade names of $0.5 million with an amortization period of 10 years. The Company transferred total consideration of $4.5 million.

The Hawaii Practice Acquisition was determined to constitute a business combination in accordance with ASC 805.

In connection with each of the Transactions, the Company acquired 100% of both the clinical and nonclinical assets of the respective seller. The clinical assets, acquired by AON Partners, primarily consist of medical supplies and drugs. Nonclinical assets, acquired by AOMC, primarily consist of tangible fixed assets and equipment. The following table summarizes the net assets acquired and consideration transferred recognized on the respective acquisition dates.

	Central Georgia	Hawaii
Consideration
Cash	$6,912	$—
Seller note	6,550	—
Debt assumed	$—	$(4,530)
Fair value of consideration transferred	13,462	(4,530)

Estimated fair values of identifiable assets acquired and liabilities assumed:
Cash	$—	$200
Patient accounts receivable	—	2,492
Inventories	2,312	159
Prepaid expenses and other current assets	—	58
Property and equipment	—	223
Other assets	—	202
Intangible assets - trade names	1,300	520
Right of use asset - operating	3,159	2,711
Goodwill	9,850	—
Total assets acquired	$16,621	$6,565
Account Payable	—	1,453
Accrued compensation related costs	—	544
Accrued other	—	733
Income taxes payable	—	452
Operating lease liability - current portion	189	375
Deferred income taxes	—	159
Note payable	—	4,530
Operating lease liability - long-term	2,970	2,335
Total liabilities acquired	3,159	10,581
Net assets (liabilities) acquired	$13,462	$(4,016)

Bargain purchase gain	$—	$(514)

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

During the fourth quarter of 2024, the Company recorded a measurement period adjustment for HCC to reflect refinements in fair value estimates which decreased the bargain purchase gain by $0.5 million and patient accounts receivable balances by $0.7 million and deferred income taxes by $0.2 million. The purchase price allocations are considered final. Transaction expenses related to the above acquisitions were not material.

Goodwill reflects the expected synergies and other benefits that the Company believes will result from the combination of the Central Georgia Practice and expanded market opportunities along with the value of the assembled workforce. The goodwill is expected to be tax deductible. A bargain purchase gain of $0.5 million for the Hawaii Practice Acquisition was recorded within Other (expense) income, net in the consolidated statement of operations and comprehensive income (loss). The bargain purchase gain was driven by the asset purchase agreement containing certain provisions requiring repayment of the assumed debt, cash paid, and seller note by the HCC Shareholders and the in-substance service period.

As the business combinations occurred on April 1, 2024, the following table presents revenue for the years ended December 31, 2024 and 2023, as if the 2024 acquisitions had occurred as of January 1, 2023. Prior to the acquisition date, it would not be practicable to present financial results of the acquired businesses prepared on a basis that would be comparable to us as financial statements were not prepared in accordance with GAAP for all periods presented. Accordingly, the required pro-forma financial disclosures related to net income are not presented herein.

Pro Forma (unaudited)
	Twelve Months Ended December 31,
	2024	2023

Revenue	$1,788,369	$1,394,726

From the dates of acquisition through December 31, 2024, revenue attributable to the 2024 acquired businesses was $126.6 million. Net income (loss) has not been included as the Company recognizes expenses on the cash basis of accounting at the practice level.

2023 Acquisitions

The Company did not have any ASC 805 acquisitions during the year ended December 31, 2023.

6.Marketable Securities

The following table summarizes the Company’s marketable securities financial assets that are measured at fair value on a recurring basis:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$62,729	$-	$-	$62,729
Money market funds	382	-	-	382
Level 1 total	63,111	$—	$—	63,111
Marketable securities
Level 2:
U.S. Treasury securities	9,786	5	—	9,791
Level 2 total	9,786	5	—	9,791
Total	$72,897	$5	$—	$72,902

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents (1)
Level 1:
Overnight repurchase agreements (2)	$28,593	$-	$-	$28,593
Money market funds	$723	$-	$-	$723
Level 1 total	29,316	—	—	29,316
Marketable securities
Level 2:
Corporate bonds	13,678	191	(9)	13,860
U.S. Treasury securities	21,318	211		21,529
Level 2 total	34,996	402	(9)	35,389
Total	$64,312	$402	$(9)	$64,705
(1)Included in cash and cash equivalents in the consolidated balance sheets at December 31, 2024 and 2023.
(2)Cash equivalents as of December 31, 2024 included overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments sponsored by a large financial institution.

The Company uses quoted prices in active markets for identical assets to determine the fair value of its Level 1 investments. The fair value of the Company’s Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.
The fair value of the Company’s marketable securities as of December 31, 2024, by remaining contractual maturities, consisted of U.S. Treasuries of $9,791 all due within one year or less.

7.Inventories
Inventory consisted of the following at December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Intravenous drugs	$39,786	$32,388
Oral pharmaceuticals	20,926	12,181
Total inventories	$60,712	$44,569

8.Other Receivables (Short-term)

Other receivables consisted of the following at December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Rebates receivable	$50,038	$33,708
Other	8,158	566
Total other receivables	$58,196	$34,274

9.Other Assets (Long-term)
Other receivables consisted of the following at December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Physician deferred compensation	$20,827	$-
Insurance recovery receivable	3,921	2,830
Equity investment in OCP Management Arizona, LLC	-	1,754
Other	836	3,004
Total other assets	$25,584	$7,588

10.Property and Equipment, net
Property and equipment, net consisted of the following at December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Leasehold improvements	$35,553	$32,490
Furniture, fixtures and equipment	2,997	2,607
Medical equipment	10,460	8,566
Computer equipment	3,933	3,285
Signs	313	153
Automobiles	101	59
Software	8,487	7,829
Construction-in-progress	9,077	2,985
Finance Right of Use Assets	7,242	7,100
Property and equipment, gross	78,163	65,074

Accumulated depreciation and amortization	(29,789)	(24,635)
Property and equipment, net	$48,374	$40,439

For the years ended December 31, 2024 and 2023, depreciation expense was approximately $8.1 million and    $7.2 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Construction-in-progress consists primarily of capital expenditures on new physician practice facilities which have not yet been opened and improvements to existing practice facilities which are not complete at year-end.

11.Accrued Other
Accrued other consisted of the following at December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Refund liability	$8,576	$15,078
Warrant Liability	3,613	-
Excise taxes payable	-	2,700
Current portion of finance lease liabilities	1,268	1,189
Other	4,237	3,360
Total accrued other	$17,694	$22,327

12.Long-term Debt

Debt consisted of the following at December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
PNC Facility	$81,250	$81,250
Notes Payable - Acquisitions	9,617	—
Total	90,867	81,250
Unamortized debt issuance costs	—	(609)
Less current portion	(3,744)	—
Total debt	$87,123	$80,641
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
The PNC Loan Facility is interest-only with total principal due at maturity on April 30, 2024. Interest originally accrued at one-month LIBOR or an alternate base rate plus 1.45%. The maximum balance of the PNC Loan Facility (“Borrowing Base”) is limited to the lesser of the Facility Limit ($65.0 million) or the fair value of the Company’s patient accounts receivable. The Company must maintain a balance of the lesser of the Borrowing Base or 65% of the Facility Limit in the first year and 75% of the Facility Limit in subsequent years (“minimum funding threshold”). The Company can repay the PNC Loan Facility up to the minimum funding threshold at any time without penalty. In accordance with the PNC Loan Facility, the Company pledged $10.0 million of collateral as restricted cash to be released quarterly in increments of $2.5 million. The restricted cash was fully released as of December 31, 2024 and 2023.
On April 30, 2021, the Company entered into a $5.0 million revolving line of credit agreement (“PNC Line of Credit”). The PNC Line of Credit has an expiration date of April 30, 2024 and originally bore interest at a rate per annum equal to the sum of the daily LIBOR rate plus 1.65% or an alternate base rate plus 0.65% and is due on the first day of each month beginning June 1, 2021. Any outstanding principal and accrued interest will be due on the expiration date. Beginning July 1, 2021, quarterly bank fees equal to 1.65% per day per annum are due in arrears and will continue on the first day of each quarter thereafter. All debt related to the PNC Line of Credit is collateralized by the Company’s assets. As of December 31, 2024 and 2023, no draws had been made on the PNC Line of Credit. The Company is also subject to a 0.20% unused line fee calculated per annum on the unused balance of the PNC Line of Credit.
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

Refer to FN 22 Subsequent Events for additional information on Company’s Loan Agreement.
The PNC Loan Facility and PNC Line of Credit nonfinancial covenants include restrictions related to unpermitted property liens and the requirement of audited financial statements. Both agreements also contain several financial covenants, including the following ratios: accounts receivable default, delinquency, dilution, days sales outstanding, leverage, and fixed charge coverage. As of December 31, 2024, the Company was in compliance with all financial and nonfinancial debt covenants as required by both loan agreements.

Notes Payable

As a result of the acquisition of HCC, the Company assumed a note payable with a face value of $4.7 million and fair value of $4.5 million. A payment of $1.0 million was made upon closing of the acquisition on April 1, 2024 with the remaining payments being due in 18 monthly installments of $0.2 million representing principal and interest at the Company’s variable cost of borrowing. As of December 31, 2024, $1.9 million of the note is included within current portion of long-term debt on the consolidated balance sheet.

Additionally, the Company entered into a note to the CGCC Shareholders with a face value of $6.4 million and fair value of $6.5 million. The note is payable in 60 installments of $0.1 million and bears interest at the Company’s variable cost of borrowing. As of December 31, 2024, $1.3 million of the note is included within current portion of long-term debt on the consolidated balance sheets and $4.4 million is included within long-term debt, net.

13.Income Taxes

The income tax expense (benefit) in 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Current
Federal	$(294)	$—
State	58	—
	(236)	—
Deferred
Federal	1,868	400
State	866	(16)
	2,734	384
Total income tax expense (benefit)	$2,498	$384

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	3.18	1.01
State rate change	-1.61	-0.05
Revisions to prior years' estimates	2.54	-0.38
Nontaxable passthrough LLC income	-9.94	-10.41
Change in valuation allowance	-25.67	-6.93
Other	0.30	0.00
Transaction related expenses	0.30	-4.57
Revaluation of warrants	-0.25	-0.29
Effective tax rate	(10.15)%	(0.62)%

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

Components of the net deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	As of December 31
	2024	2023
Deferred tax assets
Investment in partnership	$16,026	$9,337
Net operating loss carryforwards	13,680	10,092
Accrued expenses	224	160
Start-up costs	1,242	748
Interest expense limitation carryforward	341	—
Stock compensation	1,098	—
Gross deferred tax assets	32,611	20,337
Valuation allowance	(32,611)	(17,443)
Net deferred tax assets (after valuation allowance)	—	2,894

As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $53.4 million and $57.5 million, respectively. As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $40.0 million and $38.6 million, respectively.The federal NOL carryforwards can be carried forward indefinitely and the state NOL carryforwards begin to expire in 2028.

During the years ended December 31, 2024 and 2023, the Company recorded an increase in the valuation allowance of $15.2 million and $11.6 million, respectively. The increase is primarily related to basis adjustments made to the Company's investment in the American Oncology Network, LLC partnership and operating results (losses incurred) of the Company in 2024. As a result of its 2024 loss incurred, the Company has shifted into a three-year cumulative loss position at each of its separate legal entities. As of December 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets at each of its corporate entities. The Company will continue to monitor the realizability of its deferred tax assets and consider multiple factors, including recent operating results, existing taxable temporary differences, future taxable income projections and tax planning strategies. The Company intends to maintain a valuation allowance on its net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance. The release of all, or a portion of, the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

As of December 31, 2024 and 2023, there are no liabilities related to uncertain tax positions. The Company recognizes interest and penalties related to unrecognized tax liabilities as a component of income tax expense, if any. The Company recognized no material interest and penalties during the years ended December 31, 2024 and 2023 and had no accrued interest or penalties as of December 31, 2024 and 2023.

The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. The U.S. Federal and state and local tax returns are subject to examination for years 2019 and later. The federal income tax return of an affiliate entity included within the Company's structure is currently under examination by the Internal Revenue Service (IRS). The IRS is exam has not identified any issues to date. Management believes that the Company's tax positions are supportable and intends to defend its positions and, therefore, no additional income tax accruals have been made. However, the outcomes of tax examinations are inherently uncertain, and the Company could be required to make adjustments to its tax provisions in future periods.

14.Leases
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
Right-of-use assets and lease liabilities consist of the following at December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Assets
Operating lease right-of-use assets, net	$50,157	$43,349
Finance lease right-of-use assets, net (included in property and equipment, net)	4,764	5,794
Total right-of-use assets	$54,921	$49,143

Liabilities
Current
Current portion of operating lease liabilities	$7,214	$6,692
Current portion of finance lease liabilities (included in accrued other)	1,268	1,189
Total current lease liabilities	8,482	7,881
Long-term
Long-term operating lease liabilities	48,018	39,803
Long-term finance lease liabilities (included in other long-term liabilities)	3,377	4,548
Total lease liabilities	$59,877	$52,232
The components of lease costs recognized in the consolidated statements of operations and comprehensive loss consist of the following for the years ended December 31, 2024 and 2023 and are included in selling, general, and administrative expenses unless otherwise noted:

	Years Ended December 31,
	2024	2023
Operating lease costs	$12,334	$11,193
Finance lease costs
Amortization of finance lease right-of-use assets	1,149	538
Interest on finance lease liabilities (included in interest expense)	325	135
Variable lease costs	2,707	2,303
Total lease costs	$16,515	$14,169

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five years and thereafter recorded in the consolidated balance sheets for operating and finance leases as of December 31, 2024:

	Operating Lease	Finance Leases
2025	$10,746	$1,523
2026	11,930	1,285
2027	10,597	1,220
2028	8,273	948
2029	7,118	166
Thereafter	23,728	97
Total lease payments	72,392	5,239
Less: amount representing interest	(17,160)	(594)
Present value of lease liabilities	55,232	4,645
Less: current portion of lease liabilities	(7,214)	(1,268)
Long-term lease liabilities, net of current portion	$48,018	$3,377
The weighted-average remaining lease term as of December 31, 2024 and 2023 was 7.15 years and 6.93 years for operating leases and 3.88 years and 4.76 years for finance leases, respectively. The weighted-average discount rate as of December 31, 2024 and 2023 was 6.95% and 6.64% for operating leases and 6.43% and 6.30% for finance leases, respectively.
The cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,404	$10,574
Operating cash flows from finance leases	325	135
Financing cash flows from finance leases	1,212	593
ROU assets obtained in exchange for new operating lease liabilities	15,662	9,959
ROU assets obtained in exchange for new finance lease liabilities	120	4,290

15.Related Parties
Transactions Notes Receivable
The Company enters into promissory notes with physicians of the Company. The notes receivable balances are satisfied through cash payments or settlements through the physicians’ compensation as part of their employee agreement. The notes receivable are amortized over a 60-month period as a reduction of compensation. The notes bear interest at the Company’s incremental borrowing rate (6.20% at December 31, 2024 and 7.18% at December 31, 2023, respectively).

	As of December 31, 2024	As of December 31, 2023	Original Principal	Issue Date	Maturity Date
Notes receivable
Note 2*	$100	$656	$5,355	5/1/2019	4/30/2024
Note 3	-	17	491	6/1/2019	5/31/2024
Note 8	1,587	2,081	2,816	5/1/2020	5/1/2025
Note 10	743	-	310	7/12/2024	7/12/2029
Note 11	510	-	250	9/20/2024	9/20/2029
Note 12	92	-	100	10/1/2024	10/1/2027
Note 13	242	-	250	10/14/2024	10/14/2031
Note 14	288	-	300	10/31/2024	9/30/2026
Total notes receivables	$3,562	$2,754
Less: Current portion of notes receivable	$(2,197)	$(1,604)
Notes receivable, less current portion	$1,365	$1,150
*The Company is in the process of extending maturity date for this note.
Leases
The Company has operating leases for ten of the office facilities owned by employees of the Company. Total cash was approximately $2.4 million, and $2.7 million paid for leases to related parties for the years ended December 31, 2024 and 2023, respectively.
Inventory Purchases/Concentration Risk
The Company purchases the majority of pharmaceuticals inventory from a subsidiary under common control of a Legacy AON Stockholder. During the years ended December 31, 2024 and 2023, the Company purchased from the related party approximately $1,493.6 million and $1,064.0 million respectively. These purchases were approximately 91% and 89% as a percentage of cost of revenue for the years ended December 31, 2024 and 2023 respectively. At December 31, 2024 and 2023, the Company had $156.0 million and $120.9 million, respectively, included in accounts payable for invoices from the related party, representing 91% and 95% of accounts payable at each period-end, respectively.

16. Equity-Based Compensation

The Company maintains a single equity incentive plan, the “2023 Incentive Equity Plan”, which was adopted by the Board of Directors and approved by stockholders in connection with the Business Combination. A total of 5,300,000 shares were authorized under the 2023 Incentive Equity Plan. The number of shares of common stock available for issuance under the 2023 Incentive Equity Plan will be increased annually on the first day of each fiscal year during the term of the 2023 Incentive Equity Plan by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s board of directors. At December 31, 2024, 751,028 shares were available for grant under the 2023 Incentive Equity Plan. The purpose of the 2023 Incentive Equity Plan is to attract and retain personnel for positions with the Company, to provide additional incentive to employees, directors, and consultants, and to promote the success of the Company’s business. The Plan permits the grant of Incentive Stock Options (“ISO”) to any ISO Employee and the grant of Non statutory stock options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Performance Awards to any Service Provider.

Restricted Stock Units

A summary of the RSU activity during the twelve month period ending December 31, 2024 is as follows:

	Twelve Months Ended December 31, 2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	—	$—
Granted	4,760,521	$4.82
Vested	(2,398,005)	$5.47
Forfeited/Cancelled	(36,729)	$—
Outstanding as of December 31, 2024	2,325,787	$4.15

The Company recognized $17.7 million in stock-based compensation expense related to outstanding RSUs during the twelve months ended December 31, 2024. The amount comprises of $12.2 million recorded in APIC, $2.2 million related to Non-controlling interest and $3.3 million expense related to payment of tax withholding obligation on net RSU settlements

As of December 31, 2024, there was approximately $4.9 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.47 years.

The fair value of the RSUs is determined on the date of the grant based on the market price of the Company’s common stock on that date. Each RSU represents the right to receive one share of the Company’s common stock, upon vesting. Portions of the RSUs granted vest immediately with others vesting over one to four years following the grant date, subject to the individual’s continued service to the Company through the applicable vesting date, some may also require the satisfaction of certain performance conditions, and all are subject to the terms and conditions on the Company’s form of RSU agreement under the 2023 Incentive Equity Plan. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level expected to be achieved.

Stock Options

A summary of the Stock Option activity during the twelve month period ending December 31, 2024 is as follows:

	Twelve Months Ended December 31, 2024
	Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Unexercised Options Outstanding as of December 31, 2023	—	$—	—	$—
Granted	385,000	5.43	4.9	146
Options Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Unexercised Options Outstanding as of December 31, 2024	385,000	5.43	4.9	146
Exercisable at December 31, 2024	17,091	$5.23	4.9	$8

The Company estimates the fair value of time-based and performance-based stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of these employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of time-based and performance-based stock options was estimated using the following weighted-average assumptions:

Year Ended December 31,
2024
Risk-free interest rate	4.15%
Expected volatility	57.72%
Expected term (in years)	3.65
Expected dividend yield	—%

Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected Volatility. The expected volatility of stock options is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and the Company's own volatility. The comparable companies are chosen based on their size and stage in the life cycle. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected Term. The Company's limited option exercise history does not provide a reasonable basis for estimating expected term, therefore the Company has estimated the expected life of its stock options using the simplified method, whereby the expected life equals the average of the vesting term and the original contractual term of the option.

Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.

The Company recognized $0.1 million in stock-based compensation expense related to Stock Options during the     twelve months ended December 31, 2024.

As of December 31, 2024, there was approximately $0.5 million of total unrecognized compensation expense related to Stock Options, which is expected to be recognized over a weighted-average period of approximately 4.9 years.

17.Equity

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

The following table summarizes the changes to AON LLC’s Class A, Class A-1, and Class B Units for the year ended December 31, 2023.

in thousands, except for share and per share amounts	Years Ended December 31,
2023
Class A Units, value
Beginning of Period	$7,725
Issuance of Units	—
Impact of the Reverse Recapitalization	(7,725)
End of Period	$—

Class A Units, units
Beginning of Period	19,495,376
Issuance of Units	—
Impact of the Reverse Recapitalization	(19,495,376)
End of Period	—

in thousands, except for share and per share amounts	Years Ended December 31,
2023
Class A-1 Units, value
Beginning of Period	$28,500
Issuance of Units	9,725
Impact of the Reverse Recapitalization	(38,225)
End of Period	$—

Class A-1 Units, units
Beginning of Period	1,842,520
Issuance of Units	1,157,725
Impact of the Reverse Recapitalization	(3,000,245)
End of Period	—

in thousands, except for share and per share amounts	Years Ended December 31,
2023
Class B Units, value
Beginning of Period	$80
Equity based compensation	10
Impact of the Reverse Recapitalization	(90)
End of Period	$—

Class B Units, units
Beginning of Period	4,703,628
Units Vested	910,548
Impact of the Reverse Recapitalization	(5,614,176)
End of Period	—

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

The Class C Units had the same rights as the Series A Preferred Stock issued by the Company to AEA Growth Management LP, the parent of the AON Class C Preferred Investor, with the exception of the “AON LLC Class C Unit Redemption Right” and the “Class C Option to Purchase Additional Shares”, discussed below. Further, the Class C Units did not contain a mandatory conversion feature that allowed AON LLC to force the Class C Investor to convert the Class C Units into another equity unit in AON LLC and the Class C Units did not have a one time conversion price adjustment.

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

The Securities Purchase Agreement and Registration Rights Agreement Amendment are subject to, and qualified in their entirety by, the full text of such documents, where applicable, which are incorporated herein by reference.

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

18.Net Loss per Share

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

Basic loss per share is based on the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of Class A Common Stock used for the basic loss per share calculation, adjusted for the dilutive effect of Public and Private Warrants, Restricted Stock Units, Stock Options, and Sponsor Earnouts, if any, using the “treasury stock” method and the convertible Series A Preferred Stock, Class B Common Stock, and Class B Prefunded Warrants, if any, using the “if-converted” method. Net loss for diluted loss per share is adjusted for the Company’s share of AON LLC’s consolidated net loss, net of AON Inc. taxes, after giving effect to Class B Common Stock and Class B Prefunded Warrants that are exchanged into potential shares of Class A Common Stock, Public and Private Warrants that are liability classified, and Series A Preferred Stock that accrue dividends, to the extent it is dilutive.

$ in thousands, except share and per share data	Year Ended December 31,
	2024	2023
Net loss attributable to AON Inc.	$(3,973)	$(5,542)
Less: Series A Preferred Cumulative Dividends	(5,550)	(1,493)
Less: Series A Preferred Deemed Dividend	—	(2,089)
Net loss attributable to Class A Common Stockholders	$(9,523)	$(9,124)
Less: Reallocation of net loss attributable to Class A Common Stockholders as a result of the impact and conversion of Class B Common Stock	(19,770)	—
Less: Reallocation of net loss attributable to Class A Common Stockholders as a result of the impact and conversion of Class B Prefunded Warrants	(3,990)
Net loss attributable to Class A Common Stockholders for diluted loss per share	$(33,283)	$(9,124)
Weighted-average shares for basic loss per share	13,717,309	6,685,515

Effect of dilutive securities:
Class B Common Stock	20,787,257	—
Class B Prefunded warrants	3,000,245	—
Weighted average shares for diluted loss per share	$37,504,811	$6,685,515

Basic loss per share of Class A Common Stock	$(0.69)	$(1.36)
Dilutive loss per share of Class A Common Stock	$(0.89)	$(1.36)

Net loss attributable to AON Inc. for basic loss per share is allocated based on the controlling interest ownership in AON Inc. For dilutive loss per share, the NCI, which represents the Class B Common Stock and Class B Prefunded warrants, is converted into Class A Common Stock, therefore eliminating the NCI. As a result, net loss previously attributable to AON LLC is reallocated to the controlling interest, AON Inc. This reallocation of loss from AON LLC to AON Inc. adds incremental loss to the numerator of the dilutive net loss per share calculation, which ultimately yields dilutive EPS, despite basic already being in a net loss position. The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share for the period presented as they were anti-dilutive. Note that the Sponsor Earnouts are excluded from the calculation of weighted-average shares for diluted loss per share as the contingency had not been met as of the period end.

	2024	2023
Series A Preferred Stock	7,720,899	6,651,610
Class B Common Stock	—	25,109,551
Class B Prefunded Warrants	—	3,000,245
Public and Private Warrants	14,450,833	14,450,833
Restricted Stock Units	1,949,301	—
Options	385,000	—

19.Redeemable Noncontrolling Interest

Legacy AON Stockholders own 17,868,095 AON LLC Common Units, equal to a 39.5% of the economic interest in AON LLC as of December 31, 2024. Legacy AON Stockholders also own 14,867,850 shares of Class B Common Stock and 3,000,245 of Class B Prefunded Warrants, which, together with the AON LLC Common Units, may be redeemed at the option of each Legacy AON Stockholder on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the market price of the shares of Class A Common Stock at the time of redemption) as determined by New AON. If New AON elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock no later than ten (10) business days after the redemption notice date. Upon the redemption of the AON LLC Common Units and Class B Common Stock for shares of Class A Common Stock or the equivalent thereof, all redeemed shares of Class B Common Stock will be cancelled. The redemption value is determined based on a five-day volume weighted average price (”VWAP”) of the Class A common shares, subject to customary conversion rate adjustments for share splits, share dividends, and similar events affecting Class A Common Stock. After each redemption, AON LLC equity attributable to New AON and the Legacy AON Shareholders is adjusted to reflect New AON’s and the Legacy AON Shareholders’ ownership in AON LLC.

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

The redeemable noncontrolling interest is recognized at the greater of (1) its initial fair value plus accumulated earnings/(losses) associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At December 31, 2024, the redeemable noncontrolling interest was recorded based on its redemption value of $87.7 million represented a decrease of $79.4 million from its redemption value as of December 31, 2023. This measurement adjustment decreased additional paid in capital by $19.0 million and increased retained earnings (deficit) by $63.6 million. Each time a change of interest occurs, AON LLC equity attributable to AON Inc. and the Legacy AON Shareholders is rebalanced to reflect the changes in AON Inc.’s and the Legacy AON Shareholder’s ownership in AON LLC that occurred throughout the period.

The following table summarizes the economic ownership of AON LLC, for the year ended December 31, 2024.

	Year ended December 31, 2024
	AON LLC Units
	AON Inc.	Legacy AON Stockholders	Total
Beginning of Period	13,330,051	28,109,796	41,439,847
Additional Common Units Issued	10,736,349	—	10,736,349
Accrual of Series A Preferred Units	1,069,290	—	1,069,290
Repurchases of Common Units	(132,902)	(170,118)	(303,020)
Redemption of Common Units	10,071,583	(10,071,583)	—
Total Common Units as of December 31, 2024	35,074,371	17,868,095	52,942,466
End of Period	35,074,371	17,868,095	52,942,466
Allocation of income to controlling and noncontrolling interests	46.0%	54.0%	100.0%
Allocation of losses to controlling and noncontrolling interests(1)	35.7%	64.3%	100.0%

(1) As discussed in Note 15, Series A Preferred Stock units are included in the ownership basis of AON Inc. on an accrued basis and considered participating securities for basic and diluted loss per share, but do not participate in losses. As a result, the consolidated net loss of AON LLC, during the year ended December 31, 2024, were allocated to the NCI to reflect the absorption of the Legacy AON Stockholders to a portion of the consolidated net loss of AON LLC. Net losses were not attributed to Series A Preferred Stock.

20.Commitments and Contingencies
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

21.Professional Liability Insurance
The Company has purchased claims-made professional liability insurance coverage through December 31, 2024 and 2023, covering up to $1.0 million per incident and $3.0 million in annual aggregate for each physician and covering up to $2.0 million per incident and $4.0 million in the aggregate at the entity level. The policy does not require a deductible per incident. As of December 31, 2024 and 2023, the gross malpractice insurance recovery balance was $3.9 million and $2.8 million, respectively, and the malpractice insurance reserve liability balance totaled $5.9 million and $4.7 million, respectively. The Company has a net retail liability of approximately $2.1 million and $1.9 million, respectively, for claims arising from incidents prior to December 31, 2024 and 2023 that are not yet reported as of December 31, 2024 and 2023.

22.Subsequent Events
On January 2, 2025, the Company completed the acquisition of certain non-clinical and clinical assets of Fort Wayne Medical and Oncology and Hematology, Inc. from the Shareholders to expand its domestic reach related to its comprehensive oncology and practice management services. In conjunction with the acquisition, the Company entered into Physician Employment Agreements with the Shareholders. The purchase price for the transaction is $35.9 million, subject to customary closing adjustments. The purchase will be settled in $21.0 million of cash, a note to the seller with a principal amount of $7.2 million, and $7.7 million in restricted stock units expected to vest over three years. The acquisition is expected to be accounted for as a business combination using the acquisition method, and the results of the acquired business will be included in the Company’s results of operations from the acquisition date. Due to the proximity of the closing date to the filing of this report, the Company has not completed its valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired, along with the determination of any goodwill to be recognized on the transaction.

On January 31, 2025, the Company entered into Fourth Amendment to Loan Agreement which extended the maturity date from June 30, 2026 to January 31, 2028. In addition to maturity extension, this amendment revised interest rate calculation to be based off of Secured Overnight Financing Rate “SOFR”. In connection with this amendment, Company paid additional debt issuance costs of $0.4 million which will be amortized over the revised remaining life of the Loan Facility. In addition, this amendment revised certain definitions such as EBITDA, Fixed Charges, Fixed Charge Coverage Ratio, and Maintenance Capital Expenditures.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below in the subsection titled “Management’s Annual Report on Internal Control over Financial Reporting.”.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the Company; and

c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO 2013 framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting. Management conducted an evaluation of internal controls based on the COSO 2013 framework. The evaluation included a full scale, documented risk assessment, based on the principles described in the framework, and included identification of key controls. Management completed documentation of its testing to verify the effectiveness of the key controls. Based on the evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 based on the material weaknesses identified below.
Discussion of Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

We previously identified material weaknesses in our internal control over financial reporting. We have concluded that these material weaknesses continue to exist as of December 31, 2024.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because the Company is not an accelerated filer and not a large accelerated filer.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (the “Board”) (ages as of the date of this report):

	Name	Age	Position
Executive Officers	Todd Schonherz	55	Chief Executive Officer; Class III Director
	David Afshar	53	Chief Financial Officer
	Stephen “Fred” Divers, MD	52	Chief Medical Officer; Class II Director

Directors	Bradley M. Fluegel	63	Class III Director
	Ravi Sarin	43	Class III Director
	James Stith	41	Class I Director
	William J. Valle	64	Class I Director

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

David Afshar has served as our Chief Financial Officer since June 2024. Prior to joining AON, Mr. Afshar was the Chief Financial Officer of US Heart and Vascular from July 2023 through February 2024. Prior to that, Mr. Afshar was the Chief Financial Officer of Aveanna Healthcare Holdings Inc. from February 2018 through July 2023. Prior to that, Mr. Afshar served from 2010 to 2018 as chief financial officer of ApolloMD. Mr. Afshar has also served as an inspections leader with the Public Company Accounting Oversight Board, where he led inspections of “Big Four” audit firms. In addition, Mr. Afshar has served as chief accounting officer and interim chief financial officer with Regency Hospital Company, a long-term acute care provider. Mr. Afshar received his Bachelor of Sciences degree in accounting from the University of Maryland and started his career with Ernst & Young, where he spent the majority of his time in the health sciences practice and served as a senior manager.

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

Bradley M. Fluegel has served on our Board of Directors since the closing of the Business Combination in September 2023, and prior to that, served on the board of directors of Digital Transformation Opportunities Corp. since its initial public offering. Mr. Fluegel currently advises several technology-enabled healthcare companies including Interwell Health Inc., Galileo Inc., Hims Inc., Pager Inc., and VillageMD Chicago, LLC. From October 2012 to January 2018, Mr. Fluegel

was the Senior Vice President, Chief Healthcare Commercial Market Development Officer and Chief Strategy and Business Development Officer for Walgreens Company. Prior to Walgreens, Mr. Fluegel served as an executive in residence at Health Evolution Partners from April 2011 to September 2012, Executive Vice President and Chief Strategy and External Affairs Officer of Anthem Inc. from October 2007 to December 2010, Senior Vice President of National Accounts and Vice President of Enterprise Strategy at Aetna Inc. from March 2005 to September 2007, and Chief Executive Officer for Reden & Anders (Optum Consulting) from October 2002 to February 2005. Mr. Fluegel currently serves on the board of directors of MJHS in New York City, Performant Financial Corporation, AdhereHealth LLC, Premera Blue Cross, and NeuroMetrix. Mr. Fluegel also previously served on the board of directors of Fitbit, Alight Solutions, and Itamar Medical. Mr. Fluegel earned a MPP from Harvard University’s Kennedy School of Government and a BBA from the University of Washington. Mr. Fluegel also serves as a lecturer at the University of Pennsylvania’s Wharton School of Business. We believe Mr. Fluegel’s public company experience and expertise in accounting matters is valuable to the Company.

Ravi Sarin has served on our Board of Directors since the closing of the Business Combination in September 2023. Mr. Sarin is Co-Head and Founding Partner of AEA Growth since 2021. Mr. Sarin is also the Founder and Managing Partner of ROCA Partners, a growth equity investment firm focused on tech-enabled services, software and healthcare services companies, which he founded in 2015. Previously, he was a Principal in the Private Equity Group at Ares Management from 2009 to 2015. At Ares, Mr. Sarin helped lead investments in healthcare services among other sectors. Prior to Ares, Mr. Sarin was a private equity investor at Bain Capital and a consultant at Bain & Company. Mr. Sarin currently serves on the boards of directors of several companies including AS Software, Bespoke Partners, Cenegenics and Commonwealth Pain & Spine and previously served on the board of directors of a number of companies including Floor & Decor, Jacuzzi Brands, Ob Hospitalist Group, Oceans Healthcare, Riviera Partners, True Blue Car Wash and Unified Women's Healthcare. Mr. Sarin also previously served on the board of directors of The Oncology Institute. Mr. Sarin received a B.S. in Electrical Engineering and a M.S. in Management Science & Engineering from Stanford University and an M.B.A. from Harvard Business School. Mr. Sarin was selected to serve on our Board of Directors due to his experience working with and serving as a director of a number of healthcare services companies.

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

William J. Valle has served on our Board of Directors since April 19, 2024. Mr. Valle served as Chief Executive Officer and a board member of Fresenius Medical Care, a leading provider of dialysis products and comprehensive chronic kidney disease care, from 2017 to 2023. Mr. Valle was also previously the President and Chief Executive Officer of Strategic Advisory Services at Innovative Health Strategies, LLC. Mr. Valle is currently on the Board of Directors of TriSalus Life Sciences, Inc. (Nasdaq: TLSI), biotechnology company focused on developings treatments for liver and pancreatic cancer. Mr. Valle has also served on the board of directors of multiple healthcare companies, including Interwell Health and Sound Physicians. We believe Mr. Valle’s experience as a board member for multiple healthcare companies and as a healthcare executive qualifies him to serve on our Board of Directors and is valuable to the Company.

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

Clawback Policy

The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and the Nasdaq Stock Market LLC (“Nasdaq”) has adopted listing standards consistent with the SEC rules. In compliance with those standards, we have adopted an incentive compensation recoupment policy, or “clawback” policy, which applies to our executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder, who were employed by the Company during the applicable recovery period. Under the policy, in the event that the financial results upon which a cash or equity-based incentive award was predicated become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate payout gives retroactive effect to the financial results as restated. The Company may not indemnify any such covered officer against the loss of such recovered compensation. Our clawback policy is incorporated by reference to this Annual Report on Form 10-K as Exhibit 97.

Board Composition

AON’s business and affairs are managed under the direction of its Board.

The AON Board is divided into three classes, designated as Class I, Class II and Class III. The Class I directors will hold office for a term expiring at the 2027 annual meeting of stockholders; the Class II directors will hold office for a term expiring at 2025 annual meeting of stockholders; and the Class III directors will hold office for a term expiring at the 2026 annual meeting of stockholders. At each annual meeting of the stockholders of AON, director nominees will be elected by plurality vote of all votes cast at such meeting to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Currently, there are two Class II director vacancies.

Director Independence

Although our common stock is not listed on the Nasdaq Stock Market, we follow the rules of Nasdaq in determining whether our each of our directors are independent. Our Board has determined that Bradley M. Fluegel, Ravi Sarin, James Stith, and William J. Valle are independent.

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

Audit Committee

Bradley Fluegel, James Stith and Ravi Sarin serve as members of our audit committee (the “Audit Committee”). All the directors on the Audit Committee must be independent. Our board of directors has determined that each of Bradley Fluegel, James Stith and Ravi Sarin are independent under Nasdaq standards and applicable SEC rules. Bradley Fluegel serves as the Chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our board of directors has determined that Bradley Fluegel qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee is responsible for, among other things:

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

The AON Board has adopted a written charter for the Audit Committee which is available on the investor relations section of AON’s website.

Compensation Committee

James Stith, Bradley Fluegel, and Ravi Sarin serve as members of our compensation committee (the “Compensation Committee”). We have a Compensation Committee composed entirely of independent directors. Our Board of Directors has determined that each of James Stith, Bradley Fluegel, and Ravi Sarin are independent. James Stith serves as Chairman of the Compensation Committee. AON’s Compensation Committee is responsible for, among other things:

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

The AON Board has adopted a written charter for the Compensation Committee, which is available on the investor relations section of AON’s website.

Nominating and Corporate Governance Committee

Ravi Sarin, Bradley Fluegel and James Stith serve as members of our Nominating and Corporate Governance Committee. We have a nominating and corporate governance committee composed entirely of independent directors. Our Board of Directors has determined that each of Ravi Sarin, Bradley Fluegel and James Stith are independent. Ravi Sarin serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things:

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

The AON Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on the investor relations section of AON’s website.

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

Insider Trading Policy

The Board has adopted an insider trading policy (the “Insider Trading Policy”) that governs the purchase, sale, or disposition of the Company’s securities the handling of material nonpublic information and confidential information about the Company and the companies with which the Company engages in transactions or does business. A copy of the Company’s Insider Trading Policy is filed herewith as Exhibit 19.

Hedging Policy

The Company has established a policy broadly prohibiting our employees and directors from engaging in hedging activities (or activities that are designed to hedge) with respect to securities of the Company (including prepaid variable forward contracts, equity swaps, collars, and exchange funds).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership of such securities with the SEC. All reports were timely filed during the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

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

Our named executive officers (or “NEOs”) for the fiscal year ended December 31, 2024, which consist of our principal executive officer and our two other most highly compensated executive officers were:

•Todd Schonherz, Chief Executive Officer and Director;
•David Afshar, Chief Financial Officer; and
•Stephen “Fred” Divers, M.D., Chief Medical Officer and Director.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Other Compensation	Total
Todd Schonherz, Chief Executive Officer (1)	2024	$740,577	$1,275,000	$—	$183,787	$31,463	$2,230,827
	2023	$718,932	$1,500,000	$—		$30,559	$2,249,491
David Afshar, Chief Financial Officer (2)	2024	$265,954	$50,000	$—	$91,894	$—	$ $407,848
Stephen “Fred” Divers, M.D., Chief Medical Officer (3)	2024	$550,000	$—	$1,031,470	$251,041	$—	$1,832,511
	2023	$458,300	$200,000	$1,041,953	$—	$—	$1,700,253
David Gould, Former Chief Financial Officer (4)	2024	$149,331	$585,000	$—	$—	$—	$734,331
	2023	$367,860	$1,365,000	$—	$—	$—	$1,732,860
(1) For fiscal year 2024 and 2023, other compensation for Mr. Schonherz includes $16,800 for an automobile allowance.

(2) Mr. Afshar was appointed interim Chief Financial Officer on May 17, 2024 and Chief Financial Officer and Chief Operating Officer on June 3, 2024

(3) Reported amount consists of performance payment paid to Dr. Divers in connection with his performance as a practicing physician.

(4) As of May 17, 2024, Mr. Gould was no longer Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

The following describes the material elements of our compensation program for the fiscal year ended December 31, 2024 as applicable to our NEOs and reflected in the Summary Compensation Table above.

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

We do not have an employment agreement with Dr. Divers in connection with his employment.

On June 1, 2024, Mr. Afshar and the Company entered into an employment agreement and severance benefits agreement (the “Afshar Employment Agreement”) providing an annual base salary of $475,000, a one-time sign on bonus payment of $50,000, and a potential annual bonus up to $237,500 at the discretion of the Compensation Committee. The Afshar Employment Agreement provides that Mr. Afshar shall receive an equity grant of 150,000 shares of the Company’s Class A common stock in the form of Restricted Stock Units, pursuant to the terms of the American Oncology Network, Inc. 2023 Incentive Equity Plan, subject to vesting. The Afshar Employment Agreement also provides that Mr. Afshar is eligible for an additional payment of $1,000,000 in the event that a change in control occurs prior to June 1, 2026, or $1,500,000 in the event that a change in control occurs on or after June 1, 2026.

Outstanding Equity Awards at Fiscal Year-End 2024

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2024

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2024. The exercise price of the options is set at the closing price of our stock at the date prior to or as of the date of grant. Outstanding options have been approved by our Compensation Committee and our Board.

			Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Todd Schonherz	—	—	—	—	—	251,250	—	1,271,325
David Afshar,	—	—	—	—	—	125,625	—	635,663
Stephen “Fred” Divers	—	—	—	—	—	59,900	—	303,094
David Gould	—	—	—	—	—	—	—	—

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

David Afshar
Under the terms of his employment agreement, upon (i) a termination without cause, (ii) a non-renewal of Mr. Afshar’s employment agreement, or (iii) a mutual agreement to terminate Mr. Afshar’s employment, Mr. Afshar is entitled to twelve (12) months of base salary.

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)		Restricted Stock Awards ($) (1)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (3)		Total ($)
Bradley M. Fluegel	$—	$71,875	$—	$2,931	$—	$—	$—	$—	$—	$—	$—	$74,806
Ravi Sarin	—	—	—	—	—	—	—	—	—	—	—	—

James Stith	—	—	—	—	—	—	—	—	—	—	—	—
William J. Valle	$—	$27,500	$—	$3,167	$—	$—	$—	$—	$—	$38,387	$—	$69,054

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2024, about the securities issued, or authorized for future issuance, under our equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	748,013
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	748,013

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The table below sets forth information regarding the beneficial ownership of AON common stock as of February 28, 2025, a recent practicable date prior to the date of this Annual Report on Form 10-K for:

•each person known who is the beneficial owner of more than five percent (5%) of the outstanding shares of AON Class A Common Stock, Class B Common Stock and Series A Preferred Stock;
•each member of the Board and each of AON’s NEOs (including former executive officer David Gould), who is an NEO of AON as of the end of the last fiscal year;
•all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or the right to acquire such power within 60 days.

As of February 28, 2025 were (i) 31,466,057 shares of AON Class A Common Stock issued and outstanding, which includes 2,839,375 of the shares of AON Class A Common Stock (the “Sponsor Earnout Shares”) held by Digital Transformation Sponsor LLC (the “Sponsor”), (ii) 14,867,850shares of AON Class B Common Stock issued and outstanding, which excludes 3,000,245 Class B Warrants and (iii) 6,651,610 shares of Series A Preferred Stock issued and outstanding, which votes on an as-converted basis would be convertible into 7,825,568 shares of Class A Common Stock.

Unless otherwise indicated, the Company believes that all persons named below have sole voting and investment power with respect to the voting securities indicated in the table below and the corresponding footnotes as being beneficially owned by them.

	Number of shares of AON Class A Common Stock	% of Class A Common Stock	Number of shares of AON Class B Common Stock	% of Class B Common Stock	Voting Power (5)	% Voting Power (4)
AON Directors and Named Executive Officers (1):
Todd Schonherz	54,090	*	869,459	5.9%	923,549	1.7%
David Afshar	24,375	*	—	0	24,375	*
Stephen “Fred” Divers, MD	73,099	*	63,857	*%	136,956	*
David Gould	—	—	—	—	—	—
James Stith	—	—	—	—	—	—
Bradley Fluegel	25,000	*	—	—	—	*
Ravi Sarin	—	—	—	—	—	—
William J. Valle	—	—	—	—	—	—
All Directors and Executive Officers as a group (seven individuals)	176,564	*	933,316	6.3	1,109,880	7.5

AON Five Percent Holders:
Digital Transformation Sponsor LLC (2)	14,225,833	67.8	—	0	14,225,833	23.6
AEA AON Funds (3)	21,893,245	40.4%	—	—%	21,893,245	40.4%

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

(3) ) The shares reported as beneficially owned consist of (i) 11,309,338 shares of Class A Common Stock held by AEA AON Aggregator LLC, (ii) 4,400,158 shares of Series A Preferred Stock held by AEA AON Aggregator LLC, and (iii) shares of 5,407,155 shares of Class A Common Stock held by AEA AON Purchaser LLC (together with AEA AON Aggregator LLC, the “AEA SPVs”). The 4,400,158 shares of Series A Preferred Stock held by AEA AON Aggregator LLC are convertible into 5,177,887 shares of Class A Common Stock, without regard to that certain Conversion Restriction Agreement dated October 12, 2023, which is terminated as of the filing of this Annual Report on Form 10-K. The sole member of AEA AON Purchaser LLC is AEA AON Aggregator LLC. The manager of AEA AON Aggregator LLC is AEA Growth Equity GP LLC. The sole member of AEA Growth Equity GP LLC is AEA Management UGP LLC. Brian Hoesterey is a managing member of AEA Management UGP LLC. As a result, Mr. Hoesterey may be deemed to share voting and dispositive power with respect to the shares held of record by the AEA SPVs. Mr. Hoesterey expressly disclaims beneficial ownership of the shares held by the AEA SPVs. Mr. Sarin and Mr. Stith, each a member of the AON board of directors, are officers of AEA Growth Equity GP LLC but do not hold voting or dispositive power over the shares held by the AEA SPVs. The address for the AEA SPVs is 520 Madison Avenue, 40th Floor, New York, New York 10022.

(4) Voting power and percentage voting power represents the voting power with respect to the Class A Common Stock, Class B Common Stock and Series A Preferred Stock on an aggregate basis.

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

Except as set forth below, since January 1, 2024, we did not engage in any related party transactions that are required to be reported under the provisions of Item 404 of Regulation S-K.

Stockholders’ Agreement

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

The Stockholder Agreement terminates upon the earliest of (i) the consummation of a short-form merger pursuant to Section 253 of the Delaware General Corporation Law, (ii) the date that the AEA Parties cease to beneficially own, directly or indirectly, at least 25% of the outstanding voting securities of the Company, and (iii) the time at which none of the Company’s securities are owned by any person or entity other than the AEA Parties.

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

Item 14. Principal Accounting Fees and Services
The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Fee Category	2024	2023
Audit Fees (1)	$3,639,369	$5,173,618
Audit Related Fees (2)	—	—
Tax Fees (3)	711,304	733,270
All Other Fees (4)	2,000	2,000
Total Fees	$4,352,673	$5,908,888

(1) Audit fees consist of fees for professional services rendered for the audits of the Company’s consolidated financial statements included in its annual report on Form 10-K for fiscal year 2024 and professional services rendered for the audit of the Company’s consolidated financial statements for the fiscal year 2023 and for the review of the Company’s interim condensed consolidated financial statements. These fees also include additional services required related to our business combination transaction.

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

During 2024 and 2023, no services were provided to us by PwC other than in accordance with the pre-approval policies and procedures described above.

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

10.6	American Oncology Network, Inc. 2023 Incentive Equity Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 26, 2023).
10.7	Class A Common Stock Purchase Agreement, dated November 12, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2024).).
10.8	Amendment No. 1 to the Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2024).).
10.9	Stockholders Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2024).).
10.10	David Afshar Employment and Severance Benefits Agreement, dated June 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2024).
19	Insider Trading Policy
21.1	Subsidiaries of American Oncology Network (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on September 26, 2023).
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

Dated: March 28, 2025

AMERICAN ONCOLOGY NETWORK, INC.

	By:	/s/ Todd Schonherz
	Name:	Todd Schonherz
	Title:	Chief Executive Officer

We, the undersigned officers and directors of American Oncology Network, Inc. hereby severally constitute and appoint Todd Schonherz and David Afshar, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all.to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange things in our names and on our behalf in such capacities to enable American Oncology Network, Inc Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Schonherz	Chief Executive Officer	March 28, 2025
Todd Schonherz

/s/ David Afshar	Chief Financial Officer	March 28, 2025
David Afshar

/s/ Fred Divers, MD	Chief Medical Officer and Director	March 28, 2025
Stephen “Fred” Divers, MD

/s/ Bradley Fluegel	Director	March 28, 2025
Bradley Fluegel

/s/ James Stith	Director	March 28, 2025
James Stith

/s/ William J. Valle	Director	March 28, 2025
William J. Valle

/s/ Ravi Sarin	Director	March 28, 2025
Ravi Sarin